Form 10-Q
period 1995-03-31
DH TECHNOLOGY INC
filed 1995-05-15
CIK 728376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ___________  TO _________



                        COMMISSION FILE NUMBER:  0-13459

                              DH TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          CALIFORNIA                                           94-2917470
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)



              15070 AVENUE OF SCIENCE, SAN DIEGO, CALIFORNIA 92128
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (619) 451-3485




         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES XXX  NO
                                                  ---     ---

         AS OF MARCH 31, 1995, THERE WERE 5,171,982 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
       Condensed Consolidated Balance Sheets                                                1
              March 31, 1995, and December 31, 1994

       Condensed Consolidated Statements of Income                                          2
              Three months ended March 31, 1995, and March 31, 1994

       Condensed Consolidated Statements of Cash Flows                                      3
              Three months ended March 31, 1995, and March 31, 1994

       Notes to Condensed Consolidated Financial Statements                                 4

       Management's Discussion and Analysis of                                              5
              Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of Security Holders                         8

       Item 6 - Exhibits and Reports on Form 8-K                                            9


SIGNATURES                                                                                  10


EXHIBITS INDEX                                                                              11

                         PART 1 - FINANCIAL INFORMATION
                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                       MARCH 31,        DECEMBER 31,
                                                                         1995              1994
                                                                      (Unaudited)
                                ASSETS

Current assets:
  Cash and cash equivalents                                           $21,942            $19,587
  Short-term investment securities held to maturity                    $4,300             $4,300
  Accounts receivable, net                                             13,505             12,435
  Inventories                                                          11,396             11,386
  Prepaid expenses and other current assets                             1,699              1,721
                                                                      -------            -------
      Total current assets                                             52,842             49,429
                                                                      -------            -------
  Fixed assets                                                         17,165             16,779
     Less accumulated depreciation and
     amortization                                                      10,304             10,008
                                                                      -------            -------
                                                                        6,861              6,771
  Intangibles                                                          14,211             14,549
  Other assets                                                            344                557
                                                                      -------            -------
     Total assets                                                     $74,258            $71,306
                                                                      =======            =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $ 5,020            $ 4,557
  Current portion of long-term debt                                     1,337              1,363
  Accrued payroll                                                       1,958              2,148
  Accrued expenses                                                      1,954              1,928
  Income taxes payable                                                  2,227              1,356
  Deferred revenue                                                        647                886
                                                                      -------            -------
     Total current liabilities                                         13,143             12,238
                                                                      -------            -------
Non-current portion of long-term debt                                   2,502              2,992
Deferred tax liability                                                    228                228
                                                                      -------            -------
     Total liabilities                                                 15,873             15,458
                                                                      -------            -------
Shareholders' equity:
  Preferred shares, no par value
     Authorized: 1,000,000 shares, none issued                          --                  --
  Common shares:
     Common stock, authorized: 19,000,000
     shares; issued and outstanding:
     5,171,982 shares in 1995 and
     5,154,107 shares in 1994                                          10,953             10,740
  Foreign currency translation adjustment                                (296)              (255)
  Retained earnings                                                    47,728             45,363
                                                                      -------            -------
     Total shareholders' equity                                        58,385             55,848
                                                                      -------            -------
     Total liabilities and shareholders' equity                       $74,258            $71,306
                                                                      =======            =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                           (March 31, 1995 and 1994)
                     (In thousands, except per share data)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                         (Unaudited)
                                                                    --------------------
                                                                      1995        1994
                                                                    --------------------
Net sales                                                           $23,255      $15,650
Cost of net sales                                                    14,760        9,702
                                                                    -------      -------
Gross margin                                                          8,495        5,948

Operating expenses:
  Selling, general and administrative                                 3,934        2,477
  Research and development                                            1,112        1,069
                                                                    -------      -------
Total operating expenses                                              5,046        3,546

Income from operations                                                3,449        2,402

Interest income                                                         276          203
Interest expense                                                         74           21
                                                                    -------      -------

Income before income taxes                                            3,651        2,584

Income taxes                                                          1,286          778
                                                                    -------      -------

Net income                                                          $ 2,365      $ 1,806
                                                                    =======      =======



Net income per share                                                   $.43         $.34
                                                                    =======      =======



Weighted average number of shares outstanding
Per share (primary and fully diluted):                                5,461        5,324

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                      (Unaudited)

                                                                                 ----------------------
                                                                                   1995          1994
                                                                                 ----------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:


Operating activities:
   Net income                                                                    $ 2,365       $ 1,806
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                   902           501
     Provision for loss on accounts receivable                                       116            39
     Undepreciated value of asset disposals                                           11             4
     Changes in assets and liabilities excluding effect of acquisitions             (244)       (1,293)
                                                                                 ---------------------
Net cash provided by operating activities                                          3,150         1,057

Investing activities:
   Net decrease in short-term investment securities held to maturity                  --         3,220
   Payment for acquisition, net of cash acquired                                      --        (5,188)
   Capital expenditures                                                             (407)         (558)
   Proceeds from sale of fixed assets                                                 --            26
                                                                                 ---------------------
Net cash used in investing activities                                               (407)       (2,500)

Financing activities:
   Principal repayments on long-term debt                                           (516)         (334)
   Exercise of stock options                                                         213           263
                                                                                 ---------------------
Net cash used in financing activities                                               (303)          (71)

Effect of exchange rate changes on cash                                              (85)           56

Net increase (decrease) in cash and cash equivalents                               2,355        (1,458)

Cash and cash equivalents at beginning of period                                  19,587        23,161
                                                                                 ---------------------

Cash and cash equivalents at end of period                                       $21,942       $21,703
                                                                                 =====================

Interest paid on debt                                                            $    15           $21
Income taxes paid                                                                $   385          $307

Supplementary disclosure of noncash investing activity:
   Fair market value of assets acquired                                               --       $ 6,374
   Cash paid                                                                          --       $ 5,457
                                                                                 ---------------------
   Long-term debt incurred                                                            --       $   917
                                                                                 =====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (MARCH 31, 1995 - UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with S.E.C. requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and changes in cash position for the interim period. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.

NOTE 2:  INVENTORIES

The composition of inventories at March 31, 1995, and December 31, 1994, were as follows:

                                        1995               1994
                                        ----               ----
Raw Materials                     $5,297,000        $ 5,712,000
Work in Process                    1,665,000          1,528,000
Finished Goods                     4,434,000          4,146,000
                                 -----------        -----------

Totals                           $11,396,000        $11,386,000
                                 ===========        ===========

NOTE 3:  OPERATIONS SUBJECT TO PURCHASE AND SALE AGREEMENTS

On February 28, 1994, DH Technology, Inc. acquired all of the outstanding stock of Stadia Colorado Corp. (Stadia) pursuant to a stock purchase agreement for $6.5 million in cash ($5.5 million paid at closing, $500,000 paid on March 1, 1995, and an additional payment of $500,000 due in 1996). This business is being operated as a subsidiary of DH Technology, Inc. under the name Stadia Colorado Corp. Stadia, located in Golden, Colorado, supplies labeling and marking solutions to a variety of customers in ten western states.

On August 31, 1994, DH Technology, Inc. acquired all of the outstanding stock of Cognitive Solutions, Inc. (Cognitive) and certain technology rights pursuant to a stock purchase agreement for $10 million in cash ($7.2 million paid at closing, $248,000 paid 70 days after close, and additional payments of $500,000 each due in 1995 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post acquisition net sales of a specified Cognitive product line. This business is being operated as a subsidiary of DH Technology, Inc. under the name Cognitive Solutions, Inc. and is located in Paso Robles, California.

Cognitive designs, manufactures, and markets thermal bar code printers and complementary label media for use in automatic data collection systems.

The Stadia and Cognitive acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. In conjunction with the acquisitions of Stadia and Cognitive, the excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill of $4,062,000 and $5,590,000, respectively, which is being amortized over 25 years using the straight-line method. The consolidated statements of income include the operations of Stadia from February 28, 1994, and Cognitive from August 31, 1994.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

Net sales of $23.3 million for the quarter ended March 31, 1995, increased 48.6% over net sales of $15.7 million for the same period last year. This increase was primarily attributable to the inclusion of Cognitive's results for the 1995 quarter and a full quarter's results in 1995 for Stadia and increased shipments of the Company's products.

Cost of net sales increased to 63.5% of net sales for the first quarter of 1995 compared to 62% of net sales for the first quarter of 1994. This increase was primarily due to changes in the product mix toward printer components with higher material content as well as the inclusion of results for Cognitive for the entire current quarter. Cognitive's product lines have slightly lower margins than the historical average for the Company.

Selling, general, and administrative expenses increased to 16.9% of net sales in the first quarter of 1995 compared to 15.8% in the same period in 1994. These expenses increased in absolute dollars to $3.9 million in the first quarter of 1995 from $2.5 million in the first quarter of 1994. This increase was primarily attributable to the inclusion of results for Cognitive and Stadia for the entire first quarter of 1995.

Research and development expenses decreased to 4.8% of net sales in the first quarter of 1995 compared to 6.8% in the same period last year due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development of $1.1 million in the first quarter of 1995 were virtually unchanged compared to the same period last year.

The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars.

Income from operations as a percentage of net sales decreased to 14.8% for the quarter ended March 31, 1995, from 15.3% for the same period in 1994. This decrease was primarily attributable to product shipments with higher cost of net sales and increased selling, general, and administrative expenses as a percentage of net sales.

Interest income increased to $276,000 in the first quarter of 1995 compared to $203,000 in the first quarter of 1994 primarily as a result of higher interest rates, which more than offset lower cash balances in the first quarter of 1995.

Interest expense increased to $74,000 for the quarter ended March 31, 1995, from $21,000 for the same period in 1994 due to interest expense associated with debt incurred as a result of the Cognitive and Stadia acquisitions.

Income taxes as a percentage of income before income taxes increased to 35.2% for the first quarter of 1995 from 30.1% for the same 1994 period, primarily due to nondeductible goodwill amortization resulting from the Stadia and Cognitive acquisitions. Additionally, tax-free interest income contributed a smaller percentage of income before income taxes in the first quarter of 1995 compared to the same period in 1994.

The Company's results of operations may be affected in the future by a variety of factors including changes in product mix, competitive pressures on prices, fluctuations in manufacturing yields, product cost increases, acquisitions of new businesses with different cost and expense structures, the timing of product introductions and market demand for new products, operating expenses, and the cancellation or rescheduling of orders by the Company's customers. In addition, the Company's results could be affected by general economic conditions and technology changes in the markets in which it competes.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $26.2 million on March 31, 1995, compared to $23.9 million on December 31, 1994.

OPERATING ACTIVITIES

For the three-month period ended March 31, 1995, the Company generated approximately $3.2 million in net cash from operating activities primarily as a result of approximately $2.4 million in net income and $.9 million in depreciation and amortization, offset by an increase in net operating assets and liabilities of $244,000.

Since December 31, 1994, accounts receivable increased $1.1 million due primarily to increased unit shipments and due to a delay in the collection of a significant receivable from a single customer. The Company is working with the customer, which is experiencing cash flow problems but currently believes the receivable will be paid. In addition, long-term debt decreased approximately $.5 million due primarily to principal repayments on long-term debt associated with the Stadia acquisition.

INVESTING ACTIVITIES

Excluding short-term investment securities held to maturity, the Company's principal investing activities to date have been the purchase of property and equipment for product development and production. As of March 31, 1995, the Company had no material commitments for capital expenditures; however, the Company will continue to invest in property and equipment as needed.

Additionally, on February 28, 1994, the Company acquired Stadia Colorado Corp. in exchange for $6.5 million cash ($5.5 million paid at closing, $500,000 paid on March 1, 1995, and an additional payment of $500,000 due in 1996).
Likewise, on August 31, 1994, the Company acquired 100% of the outstanding stock of Cognitive and certain technology rights in exchange for $10 million in cash ($7.2 million paid at closing, $248,000 paid 70 days after close, and additional payments of $500,000 each due in 1995 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post acquisition net sales of a specified Cognitive product line. (See Note 3 of notes to consolidated financial statements included herein).

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities to date have been the principal repayments on long-term debt. As of March 31, 1995, the Company had $3.8 million in debt outstanding of which the current portion was approximately $1.3 million. This long-term debt includes approximately $500,000 payable to the former owners of Stadia in one installment due in 1996 and $2.5 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1995 through 1999.

The Company expects that current cash balances and cash generated internally will adequately fund the Company's anticipated cash needs in 1995. In addition, on August 15, 1994, the Company entered into a $6.5 million line of credit agreement which includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. The outstanding principal balance of the line of credit shall bear interest at a rate per annum equal to the prime rate in effect from time to time. As of March 31, 1995 no draws had been made against this line of credit.

PART II.  OTHER INFORMATION
ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1995 Annual Meeting of the Shareholders of DH Technology, Inc. was held at the Sheraton Grand Hotel on Harbor Island, San Diego, California, 92101, on April 19, 1995, at 10:00 a.m. (the "Annual Meeting").

         (b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

                                                       No. of Votes
                                           -----------------------------------

                                                         Withheld
                                                            or        Broker
               Nominee                     Cast For       Against    Non-Votes
         ----------------------            --------       -------    ---------
         William J. Bowers                 4,337,912      248,905       0
         William H. Gibbs                  4,338,412      248,405       0
         Bruce G. Klaas                    4,338,412      248,405       0
         Don M. Lyle                       4,338,412      248,405       0
         George M. Ryan                    4,338,412      248,405       0

         (c) Additional proposals considered at the Annual Meeting are set forth below, each of which was approved according to the respective vote of the shareholders:

                 (1) Ratification and approval of an increase of 250,000 shares of Common Stock issuable under the 1992 Stock Plan for a total of 982,313 shares.

                          Cast For      Against     Abstentions or Broker Non-Votes
                          --------      -------     -------------------------------
                          2,835,571     1,517,056            234,190

                 (2) Ratification and approval of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the current fiscal year.

                          Cast For         Against       Abstentions or Broker Non-Votes
                          --------         -------       -------------------------------
                          4,576,327          7,030                  3,460

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 10 Line of Credit Agreement dated August 15, 1994, by and between DH Technology, Inc. and Wells Fargo Bank.

                 Exhibit 11       Computation of Net Income Per Share.

                 Exhibit 27       Financial Data Schedule.


         (b)     Reports on Form 8-K
                 No report on Form 8-K was filed during the current period.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





MAY 12, 1994                       /s/  Janet W. Shanks
- - - - ------------                       -------------------------------------
    DATE                           JANET W. SHANKS, CORPORATE CONTROLLER
                                      (ACTING CHIEF FINANCIAL OFFICER)

                              DH TECHNOLOGY, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995





EXHIBIT          DESCRIPTION
- - - - -------          -----------
    10.10        LINE OF CREDIT AGREEMENT DATED AUGUST 15,
                 1994 BY AND BETWEEN DH TECHNOLOGY, INC.
                 AND WELLS FARGO BANK.

    11           COMPUTATION OF NET INCOME PER SHARE

    27           FINANCIAL DATA SCHEDULE