Form 10-Q
period 1995-06-30
DH TECHNOLOGY INC
filed 1995-08-14
CIK 728376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ___________   TO
_________



                        COMMISSION FILE NUMBER:  0-13459

                              DH TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      CALIFORNIA                                            94-2917470
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


              15070 AVENUE OF SCIENCE, SAN DIEGO, CALIFORNIA 92128
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (619) 451-3485




         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  XXX  NO
                                                  -----    -----
         AS OF JUNE 30, 1995, THERE WERE 5,200,945 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                   PAGE NO.

          CONDENSED CONSOLIDATED BALANCE SHEETS                                      1
                 JUNE 30, 1995, AND DECEMBER 31, 1994

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME                                2
                 THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 1995, AND JUNE 30, 1994

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            3
                 SIX MONTHS ENDED JUNE 30, 1995, AND JUNE 30, 1994

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       4

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                    5
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 10


SIGNATURES                                                                          11


EXHIBITS INDEX                                                                      12

                         PART 1 - FINANCIAL INFORMATION
                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                         JUNE 30,         DECEMBER 31,
                                                           1995               1994
                                                          -------            -------
                                                        (Unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalents                               $26,390            $19,587
  Short-term investment securities held to maturity       $ 2,500             $4,300
  Accounts receivable, net                                 12,981             12,435
  Inventories                                              12,124             11,386
  Prepaid expenses and other current assets                 1,739              1,721
                                                          -------            -------
      Total current assets                                 55,734             49,429
                                                          -------            -------
  Fixed assets                                             17,377             16,779
     Less accumulated depreciation and
     amortization                                          10,828             10,008
                                                          -------            -------
                                                            6,549              6,771
  Intangibles                                              13,841             14,549
  Other assets                                                715                557
                                                          -------            -------
     Total assets                                         $76,839            $71,306
                                                          =======            =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 5,229            $ 4,557
  Current portion of long-term debt                         1,130              1,363
  Accrued payroll                                           2,221              2,148
  Accrued expenses                                          2,385              1,928
  Income taxes payable                                      1,537              1,356
  Deferred revenue                                            698                886
                                                          -------            -------
     Total current liabilities                             13,200             12,238
                                                          -------            -------
Non-current portion of long-term debt                       2,436              2,992
Deferred tax liability                                        228                228
                                                          -------            -------
     Total liabilities                                     15,864             15,458
                                                          -------            -------
Shareholders' equity:
  Preferred shares, no par value
     Authorized: 1,000,000 shares, none issued               --                 --
  Common shares:
     Common stock, authorized: 19,000,000
     shares; issued and outstanding:
     5,200,945 shares in 1995 and
     5,154,107 shares in 1994                              11,347             10,740
  Foreign currency translation adjustment                    (597)              (255)
  Retained earnings                                        50,225             45,363
                                                          -------            -------
     Total shareholders' equity                            60,975             55,848
                                                          -------            -------
     Total liabilities and shareholders' equity           $76,839            $71,306
                                                          =======            =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                            (June 30, 1995 and 1994)
                     (In thousands, except per share data)



                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30                 JUNE 30
                                                                      (Unaudited)             (Unaudited)
                                                                 --------------------     -------------------
                                                                   1995        1994        1995        1994
                                                                 -------      -------     -------     -------
Net sales                                                        $24,317      $19,280     $47,572     $34,930
Cost of net sales                                                 15,531       12,162      30,291      21,864
                                                                 -------      -------     -------     -------
Gross margin                                                       8,786        7,118      17,281      13,066


Operating expenses:
  Selling, general and administrative                              4,037        3,119       7,971       5,596
  Research and development                                         1,132        1,164       2,244       2,234
                                                                 -------      -------     -------     -------
Total operating expenses                                           5,169        4,283      10,215       7,830
Income from operations                                             3,617        2,835       7,066       5,236
Interest income                                                      283          209         559         412
Interest expense                                                      59           21         133          41
                                                                 -------      -------     -------     -------
Income before income taxes                                         3,841        3,023       7,492       5,607
Income taxes                                                       1,344        1,034       2,630       1,812
                                                                 -------      -------     -------     -------
Net income                                                        $2,497       $1,989      $4,862      $3,795
                                                                 =======      =======     =======     =======
Net income per share                                                $.45         $.37        $.89        $.71
                                                                 =======      =======     =======     =======
Weighted average number of shares outstanding
Per share (primary and fully diluted):                             5,510        5,375       5,486       5,350





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                               (Unaudited)
                                                                                          ---------------------
                                                                                           1995          1994
                                                                                          -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:


Operating activities:
   Net income                                                                             $ 4,862       $ 3,795
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                          1,824         1,088
     Provision for loss on accounts receivable                                                 37            76
     Undepreciated value of asset disposals                                                    27             4
     Changes in assets and liabilities excluding effect of acquisitions                      (147)       (2,740)
                                                                                          -------       -------
Net cash provided by operating activities                                                   6,603         2,223

Investing activities:
   Net decrease in short-term investment securities held to maturity                      $ 1,800         3,220
   Payment for acquisition, net of cash acquired                                               $0        (5,188)
   Capital expenditures                                                                    (1,066)       (1,693)
   Proceeds from sale of fixed assets                                                          $0            26
                                                                                          -------       -------
Net cash provided by (used in) investing activities                                           734        (3,635)

Financing activities:
   Principal repayments on long-term debt                                                    (788)         (529)
   Exercise of stock options                                                                  607           378
                                                                                          -------       -------
Net cash used in financing activities                                                        (181)         (151)

Effect of exchange rate changes on cash                                                      (353)          218

Net increase (decrease) in cash and cash equivalents                                        6,803        (1,345)

Cash and cash equivalents at beginning of period                                           19,587        23,161
                                                                                          -------       -------
Cash and cash equivalents at end of period                                                $26,390       $21,816
                                                                                          =======       =======
Interest paid on debt                                                                         $34           $41
Income taxes paid                                                                          $1,946        $1,430

Supplementary disclosure of noncash investing activity:
   Fair market value of assets acquired                                                        --        $6,374
   Cash paid                                                                                   --        $5,457
                                                                                          -------       -------
   Long-term debt incurred                                                                     --          $917
                                                                                          =======       =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (JUNE 30, 1995 - UNAUDITED)

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

NOTE 2:  INVENTORIES

The composition of inventories at June 30, 1995, and December 31, 1994, were as follows:

                                                                     1995                        1994
                                                                     ----                        ----
            Raw Materials                                        $ 6,409,000                  $ 5,712,000
            Work in Process                                        1,622,000                    1,528,000
            Finished Goods                                         4,093,000                    4,146,000
                                                                   ---------                  -----------

            Totals                                               $12,124,000                  $11,386,000
                                                                 ===========                  ===========

NOTE 3:  OPERATIONS SUBJECT TO PURCHASE AND SALE AGREEMENTS

On February 28, 1994, DH Technology, Inc. acquired all of the outstanding stock of Stadia Colorado Corp. (Stadia) pursuant to a stock purchase agreement for $6.5 million in cash ($5.5 million paid at closing, $500,000 paid on March 1, 1995, and an additional payment of $500,000 on March 1, 1996). This business is being operated as a subsidiary of DH Technology, Inc. under the name Stadia Colorado Corp. Stadia, located in Golden, Colorado, supplies labeling and marking solutions to a variety of customers in ten western states.

On August 31, 1994, DH Technology, Inc. acquired all of the outstanding stock of Cognitive Solutions, Inc. (Cognitive) and certain technology rights pursuant to a stock purchase agreement for $10 million in cash ($7.2 million paid at closing, $248,000 paid 70 days after close, and additional payments of $500,000 each due in 1995 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post acquisition net sales of a specified Cognitive product line. At the end of each calendar year, the company will calculate the amount of the additional payment as defined in the stock purchase agreement. Each payment will be treated as additional acquisition cost, and will be recorded as additional goodwill,
amortized straight-line over the remaining life of the asset.   This business
is being operated as a subsidiary of DH Technology, Inc. under the name Cognitive Solutions, Inc. and is located in Paso Robles, California. Cognitive designs, manufactures, and markets thermal bar code printers and complementary label media for use in automatic data collection systems.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995, COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

Net sales of $24.3 million for the quarter ended June 30, 1995, increased 26.1% over net sales of $19.3 million for the same period last year. This increase was primarily attributable to the inclusion of Cognitive's results for the 1995 quarter and increased unit shipments of specialty printers and printer components, including printheads.

Cost of net sales increased to 63.9% of net sales for the second quarter of 1995 compared to 63.1% of net sales for the second quarter of 1994. This increase was primarily due to changes in the product mix toward printer components with higher material content as well as the inclusion of results for Cognitive for the entire current quarter. Cognitive's product lines have slightly lower margins than the historical average for the Company.

Selling, general, and administrative expenses increased to 16.6% of net sales in the second quarter of 1995 compared to 16.2% in the same period in 1994. These expenses increased in absolute dollars to $4.0 million in the second quarter of 1995 from $3.1 million in the second quarter of 1994. This increase was primarily attributable to the inclusion of results for Cognitive for the second quarter of 1995.

Research and development expenses decreased to 4.7% of net sales in the second quarter of 1995 compared to 6.0% in the same period last year due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development of $1.1 million in the second quarter of 1995 were virtually unchanged compared to the same period last year. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars.

Income from operations as a percentage of net sales was virtually unchanged at 14.8% for the quarter ended June 30, 1995, compared to 14.7% for the same period in 1994.

Interest income increased to $283,000 in the second quarter of 1995 compared to $209,000 in the second quarter of 1994 as a result of higher cash balances and higher interest rates in the second quarter of 1995.

Interest expense increased to $59,000 for the quarter ended June 30, 1995, from $21,000 for the same period in 1994 due to interest expense associated with debt incurred as a result of the Cognitive acquisition.

Income taxes as a percentage of income before income taxes increased to 35% for the second quarter of 1995 from 34.2% for the same 1994 period, primarily due to nondeductible goodwill amortization resulting from the Cognitive acquisition.

The Company's results of operations may be affected in the future by a variety of factors including, but not limited to changes in product mix, competitive pressures on prices, fluctuations in manufacturing yields, product cost increases, acquisitions of new businesses with different cost and expense structures, the timing of product introductions and market demand for new products, operating expenses, and the cancellation or rescheduling of orders by the Company's customers. In addition, the Company's results could be affected by general economic conditions and technology changes in the markets in which it competes.


SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

Net sales of $47.6 million for the six-month period ended June 30, 1995, increased 36.2% over net sales of $34.9 million for the same period last year. This increase was primarily attributable to the inclusion of Cognitive's results for the 1995 period, a full six month's results in 1995 for Stadia, and increased shipments of the Company's products.

Cost of net sales increased to 63.7% of net sales for the first six months of 1995 compared to 62.6% of net sales for the same period in 1994. This increase was primarily due to changes in the product mix toward printer components with higher material content as well as the inclusion of results for Cognitive for the entire first half. Cognitive's product lines have slightly lower margins than the historical average for the Company.

Selling, general, and administrative expenses increased to 16.8% of net sales for the six-month period ended June 30, 1995, compared to 16% in the same period in 1994. These expenses increased in absolute dollars to $8 million in the first half of 1995 from $5.6 million in the first half of 1994. This increase was primarily attributable to the inclusion of results for Cognitive for the 1995 period.

Research and development expenses decreased to 4.7% of net sales in the first half of 1995 compared to 6.4% in the same period last year due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development of $2.2 million in the first half of 1995 were virtually unchanged compared to the same period last year. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars.

Income from operations as a percentage of net sales remained relatively unchanged at 14.9% in the first half of both 1994 and 1995.


Interest income increased to $559,000 in the first six months of 1995 compared to $412,000 in the same period in 1994 as a result of higher cash balances and higher interest rates during 1995.

Interest expense increased to $133,000 for the six months ended June 30, 1995, from $41,000 for the same period in 1994 due to interest expense associated with debt incurred as a result of the Stadia and Cognitive acquisitions.

Income taxes as a percentage of income before income taxes increased to 35.1% for the first half of 1995 from 32.3% for the same 1994 period. This is due in part to nondeductible goodwill amortization resulting from the Stadia and Cognitive acquisitions. Additionally, taxable income is expected to reach the 35% tax bracket in 1995.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $28.9 million on June 30, 1995, compared to $23.9 million on December 31, 1994.

OPERATING ACTIVITIES

For the six-month period ended June 30, 1995, the Company generated approximately $6.6 million in net cash from operating activities primarily as a result of approximately $4.8 million in net income and $1.8 million in depreciation and amortization, offset by an increase in net operating assets and liabilities of $147,000. Since December 31, 1994, accounts receivable increased $546,000 due primarily to increased unit shipments.

INVESTING ACTIVITIES

Excluding short-term investment securities held to maturity, the Company's principal investing activities to date have been the purchase of property and equipment for product development and production. As of June 30, 1995, the Company had no material commitments for capital expenditures; however, the Company will continue to invest in property and equipment as needed.

Additionally, on February 28, 1994, the Company acquired Stadia Colorado Corp. in exchange for $6.5 million cash ($5.5 million paid at closing, $500,000 paid on March 1, 1995, and an additional payment of $500,000 due in 1996).
Likewise, on August 31, 1994, the Company acquired 100% of the outstanding stock of Cognitive and certain technology rights in exchange for $10 million in cash ($7.2 million paid at closing, $248,000 paid 70 days after close, and additional payments of $500,000 each due in 1995 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post acquisition net sales of a specified Cognitive product line. (See Note 3 of notes to condensed consolidated financial statements included herein).

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities to date have been the principal repayments on long-term debt. As of June 30, 1995, the Company had $3.5 million in debt outstanding of which the current portion was approximately $1.1 million. This long-term debt includes approximately $500,000 payable to the former owners of Stadia in one installment due in 1996 and $2.5 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1995 through 1999. Long-term debt decreased approximately $789,000 due primarily to principal repayments on long-term debt associated with the Stadia acquisition.

The Company expects that current cash balances and cash generated internally will adequately fund the Company's anticipated cash needs in 1995. In addition, on August 15, 1994, the Company entered into a $6.5 million line of credit agreement which includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of June 30, 1995 no draws had been made against this line of credit.

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 11       Computation of Net Income Per Share.

                 Exhibit 27       Financial Data Schedule.


         (b)     Reports on Form 8-K
                 No report on Form 8-K was filed during the quarter ended June
                   30, 1995.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





AUGUST 14, 1995                              /S/  JANET W. SHANKS
---------------                      -------------------------------------
    DATE                             JANET W. SHANKS, CORPORATE CONTROLLER
                                        (ACTING CHIEF FINANCIAL OFFICER)

                              DH TECHNOLOGY, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995




                                                                        SEQUENTIALLY
EXHIBIT                DESCRIPTION                                      NUMBERED PAGE
-------                -----------                                      -------------
  11           COMPUTATION OF NET INCOME PER SHARE                           13

  27           FINANCIAL DATA SCHEDULE                                       14