Form 10-Q
period 1995-09-30
DH TECHNOLOGY INC
filed 1995-11-14
CIK 728376

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995, or

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




     Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   XXX No____

     As of September 30, 1995 there were 8,265,778 shares of the registrant's Common Stock outstanding.

                   DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                   INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

          Condensed Consolidated Balance Sheets                             1
               September 30, 1995, and December 31, 1994

          Condensed Consolidated Statements of Income                       2
               Three months and nine months ended
               September 30, 1995, and September 30, 1994

          Condensed Consolidated Statements of Cash Flows                   3
               Nine months ended September 30, 1995, and
               September 30, 1994

          Notes to Condensed Consolidated Financial Statements              4

          Management's Discussion and Analysis of                           5
               Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                                 11


EXHIBITS INDEX                                                             12

                PART 1 - FINANCIAL INFORMATION
             DH TECHNOLOGY, INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
                        (In thousands)

                               SEPTEMBER 30,   DECEMBER 31,
                                    1995          1994
                                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents          $28,032       $19,587
  Short-term investment securities     2,435         4,300
     held to maturity
  Accounts receivable, net            13,831        12,435
  Inventories                         12,780        11,386
  Prepaid expenses and other           1,747         1,721
     current assets
                                     -------       -------
      Total current assets            58,825        49,429
                                     -------       -------
  Fixed assets                        17,712        16,779
     Less accumulated depreciation
     and amortization                 11,344        10,008
                                     -------       -------
                                       6,368         6,771
  Intangibles                         13,470        14,549
  Other assets                         1,223           557
                                     -------       -------
     Total assets                    $79,886       $71,306
                                     =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    $5,706        $4,557
  Current portion of long-term         1,069         1,363
     debt
  Accrued payroll                      2,146         2,148
  Accrued expenses                     2,329         1,928
  Income taxes payable                 1,121         1,356
  Deferred revenue                       928           886
                                     -------       -------
     Total current liabilities        13,299        12,238
Non-current portion of long-term
   debt                                1,960         2,992
Deferred tax liability                   228           228
                                     -------       -------
     Total liabilities                15,488        15,458
                                     -------       -------

Shareholders'equity:
  Preferred shares, no par value
     Authorized: 1,000,000 shares,
     none issued                         --             --
  Common shares:
     Common stock, authorized:
     28,500,000 shares; issued and
     outstanding: 8,265,778 shares
     in 1995 and 8,059,094 shares
     in 1994                          11,758        10,740
  Foreign currency translation
  adjustment                            (242)         (255)
  Retained earnings                   52,882        45,363
                                     -------       -------
     Total shareholders' equity       64,398        55,848
                                     -------       -------
     Total liabilities and
     shareholders' equity            $79,886       $71,306
                                     =======       =======


       The accompanying notes are an integral part of these condensed consolidated financial statements.

              DH TECHNOLOGY, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Income
                (September 30, 1995 and 1994)
             (In thousands, except per share data)

                                    THREE MONTHS ENDED
                             September 30        September 30
                              (Unaudited)         (Unaudited)

                             1995     1994        1995    1994

Net Sales                   $25,278  $20,342    $72,850   55,272
Cost of net sales            16,438   12,730     46,729   34,595
                            -------  -------    -------  -------
Gross margin                  8,840    7,612     26,121   20,677

Operating expenses:
  Selling, general            3,677    3,475     11,648    9,071
    and administrative
  Research and development    1,354    1,168      3,598    3,401
                            -------  -------    -------  -------
Total operating expenses      5,031    4,643     15,246   12,472

Income from operations        3,808    2,969     10,875    8,205
Interest income                 398      221        956      635
Interest expense                 90       75        223      118
                            -------  -------    -------  -------
Income before income taxes    4,116    3,115     11,608    8,722
Income taxes                  1,460    1,025      4,090    2,838
                            -------  -------    -------  -------
Net income                   $2,656   $2,090     $7,519   $5,884

Net income per share           $.32     $.26       $.91     $.73

Weighted average number of
    shares outstanding
    Per share (primary and
    fully diluted):           8,341    8,129      8,266    8,060

     The accompanying notes are an integral part of these condensed consolidated financial statements.

               DH TECHNOLOGY, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                        (In thousands)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                       (Unaudited)
                                                    -----------------
                                                      1995      1994
                                                    ------    ------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FROM:

Operating activities:
   Net income                                         $7,519   $5,884
   Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                     2,747    1,739
     Provision for loss on accounts receivable            52       94
     Undepreciated value of asset disposals               47        4
     Changes in assets and liabilities
     excluding effect of acquisitions                 (1,513)  (3,489)
                                                     -------  -------
Net cash provided by operating activities              8,852    4,232

Investing activities:
   Net decrease in short-term investment
   securities held to maturity                        $1,865    3,220
   Payment for acquisition, net of cash acquired           0  (12,568)
   Capital expenditures                               (1,969)  (2,149)
   Proceeds from sale of fixed assets                      0       26
                                                     -------  -------
Net cash used in investing activities                   (104) (11,471)

Financing activities:
   Principal repayments on long-term debt             (1,325)  (1,385)
   Exercise of stock options                           1,018      388
                                                     -------  -------
Net cash used in financing activities                   (307)    (997)

Effect of exchange rate changes on cash                    4      313

Net increase (decrease) in cash and cash equivalents   8,445   (7,923)

Cash and cash equivalents at beginning of period      19,587   23,161
                                                     -------  -------
Cash and cash equivalents at end of period           $28,032  $15,238
                                                     =======  =======
Interest paid on debt                                   $172      $71
Income taxes paid                                     $3,352   $2,490

Supplementary disclosure of noncash investing
activity:
   Fair market value of assets acquired                 --    $15,824
   Cash paid                                            --    $12,696
                                                     -------  -------
   Long-term debt incurred                              --     $3,128
                                                     =======  =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                   DH TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                STATEMENTS
                     (September 30, 1995 - Unaudited)

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

The Board of Directors authorized a three-for-two common stock split effective September 22, 1995.
All share and per share data have been
retroactively restated to give effect to the stock split.

Note 2:  Inventories

The composition of inventories at September 30, 1995, and December 31, 1994, were as follows:


                                            1995               1994
                                            ----               ----
     Raw Materials                       $7,100,000         $5,712,000
     Work in Process                      1,660,000          1,528,000
     Finished Goods                       4,020,000          4,146,000
                                        -----------        -----------
     Totals                             $12,780,000        $11,389,000
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

On August 31, 1994, DH Technology, Inc. acquired
all of the outstanding stock of Cognitive
Solutions, Inc. (Cognitive) and certain technology
rights pursuant to a stock purchase agreement for
$10 million in cash ($7.2 million paid at closing,
$248,000 paid 70 days after close, and additional
payments of $500,000 each due in 1996 through
1999).  Also, the Company is required to make
additional payments, not to exceed an aggregate of
$3 million, to the former shareholder of Cognitive
based upon post-acquisition net sales of a
specified Cognitive product line.  At the end of
each calendar year, the company will calculate the
amount of the additional payment as defined in the
stock purchase agreement.  Each payment will be
treated as additional acquisition cost, and will
be recorded as additional goodwill, amortized
straight-line over the remaining life of the
asset.   This business is being operated as a
subsidiary of DH Technology, Inc. under the name
Cognitive Solutions, Inc. and is located in Paso
Robles, California.  Cognitive designs,
manufactures, and markets thermal bar code printers and complementary label media for use in automatic data collection systems.

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

Note 4: Subsequent Event

On October 30, 1995 the Company acquired certain assets and liabilities of Mos Magnetics, a privately held company in San Diego, California, for $752,000 cash. Mos Magnetics designs, manufactures, and markets magnetic read and write heads and modules for credit card and debit card readers, check readers, and airline ticket readers. The Company is required to make additional payments, not to exceed an aggregate of $1.3 million, to Mos Magnetics based upon post-acquisition net sales by the company of a specific Mos product line.
At the end of each calendar year, the company will calculate the amount of the additional payment as defined in the asset purchase agreement. Each payment will be treated as additional acquisition cost, and will be recorded as additional goodwill, amortized straight-line over the remaining life of the asset.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1994

Net sales of $25.3 million for the quarter ended
September 30, 1995, increased 24.3% over net sales of $20.3 million for the same period last year.
The inclusion of Cognitive's results for the entire
1995 quarter and increased unit shipments of transaction printers accounted for the increased sales in approximately equal amounts.

Cost of net sales increased to 65.0% of net sales for the third quarter of 1995 compared to 62.6% of net sales for the third quarter of 1994. The following three factors contributed to the increased costs in approximately equal amounts. The first was the inclusion of results for Cognitive for the entire current quarter.
Cognitive's product lines have slightly lower margins than the historical average for the Company. The second factor was the timing of new product roll-outs and higher component and expediting costs caused by integrated circuit shortages. The third factor contributing to the increase was the shipment of a sizable order for low end transaction printers with gross margins considerably lower than the historical average for the company.

Selling, general, and administrative expenses decreased to 14.5% of net sales in the third quarter of 1995 compared to 17.1% in the same period in 1994 due to consolidated revenue increasing at a faster rate than consolidated selling, general, and administrative expenses. These expenses increased in absolute dollars to $3.7 million in the third quarter of 1995 from $3.5 million in the third quarter of 1994. This increase was primarily attributable to the inclusion of results for Cognitive for the entire third quarter of 1995.

Research and development expenses decreased to 5.4% of net sales in the third quarter of 1995 compared to 5.7% in the same period last year due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development increased to $1.4 million in the third quarter of 1995 from $1.2 million in the same period last year. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 15.1% for the quarter ended
September 30, 1995, compared to 14.6% for the same period in 1994 primarily due to lower selling, general, and administrative expenses as a percentage of revenue as discussed above.

Interest income increased to $398,000 in the third quarter of 1995 compared to $221,000 in the third quarter of 1994 as a result of higher cash balances and higher interest rates in the third quarter of 1995.

Interest expense increased to $90,000 for the quarter ended September 30, 1995, from $75,000 for the same period in 1994 due to interest expense associated with debt incurred as a result of the Cognitive acquisition.

Income taxes as a percentage of income before income taxes increased to 35.5% for the third quarter of 1995 from 32.9% for the same 1994 period, partially due to nondeductible goodwill amortization resulting from the Cognitive acquisition. The remainder of the increase was due to a higher level of income, which increased the Company's effective tax rate. For this reason, the Company also expects a further increase in its effective tax rate in the fourth quarter of 1995.

The Company's results of operations may be affected in the future by a variety of factors including, but not limited to, changes in product mix, competitive pressures on prices, fluctuations in manufacturing yields, product cost increases, acquisitions of new businesses with different cost and expense structures, the timing of product introductions and market demand for new products, operating expenses, and the cancellation or rescheduling of orders by the Company's customers.
In addition, the Company's results could be affected by general economic conditions and technology changes in the markets in which it competes.


NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1994

Net sales of $72.9 million for the nine-month period ended September 30, 1995, increased 31.8% over net sales of $55.3 million for the same period last year. Approximately half of this increase was attributable to the inclusion of Cognitive's results for the entire 1995 period. Other factors included increased shipments of the Company's products, and the inclusion of a full nine month's results in 1995 for Stadia.

Cost of net sales increased to 64.1% of net sales for the first nine months of 1995 compared to 62.6% of net sales for the same period in 1994.
Three factors contributed approximately equally to the increase. The first was the inclusion of results for Cognitive for the entire year of 1995. Cognitive's product lines have slightly lower margins than the historical average for the Company. The second factor was the timing of new product roll-outs and higher component and expediting costs caused by integrated circuit shortages. The third factor contributing to the increase was the shipment of a sizable order for low end transaction printers with gross margins considerably lower than the historical average for the Company.

Selling, general, and administrative expenses decreased to 16.0% of net sales for the nine-month period ended September 30, 1995, compared to 16.4% in the same period in 1994. These expenses increased in absolute dollars to $11.6 million in the nine-month period ended September 30, 1995 from $9.1 million in the same period last year.
This increase was primarily attributable to the inclusion of results for Cognitive for the entire
1995 period.

Research and development expenses decreased to 4.9% of net sales in the nine month period ended
September 30, 1995 compared to 6.2% in the same period last year due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development increased to $3.6 million in the first nine months of 1995 from $3.4 million in the same period last year. The
Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales remained relatively unchanged at 14.9% for the first nine months of both 1994 and 1995.

Interest income increased to $956,000 in the first nine months of 1995 compared to $635,000 in the same period in 1994 as a result of higher cash balances and higher interest rates during 1995.

Interest expense increased to $223,000 for the nine months ended September 30, 1995, from $118,000 for the same period in 1994 due to interest expense associated with debt incurred as a result of the Stadia and Cognitive acquisitions.

Income taxes as a percentage of income before income taxes increased to 35.2% for the first nine months of 1995 from 32.5% for the same 1994 period. This is due in part to nondeductible goodwill amortization resulting from the Stadia and Cognitive acquisitions. Additionally, the effective tax rate increased in the third quarter of 1995, and will again to increase in the fourth quarter, due to a higher level of taxable income.


The Company's results of operations may be affected in the future by a variety of factors including, but not limited to, changes in product mix, competitive pressures on prices, fluctuations in manufacturing yields, product cost increases, acquisitions of new businesses with different cost and expense structures, the timing of product introductions and market demand for new products, operating expenses, and the cancellation or rescheduling of orders by the Company's customers.
In addition, the Company's results could be affected by general economic conditions and technology changes in the markets in which it competes.



FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $30.5 million on September 30, 1995, compared to $23.9 million on December 31, 1994.

OPERATING ACTIVITIES

For the nine-month period ended September 30, 1995, the Company generated approximately $8.9 million in net cash from operating activities primarily as a result of approximately $7.5 million in net income and $2.7 million in depreciation and amortization, offset by an increase in net operating assets and liabilities of $1.5 million. Since December 31, 1994, accounts receivable increased $1.4 million due primarily to increased unit shipments.

INVESTING ACTIVITIES

Excluding short-term investment securities held to maturity, the Company's principal investing activities to date have been the purchase of property and equipment for product development and production. As of September 30, 1995, the Company had no material commitments for capital expenditures; however, the Company will continue to invest in property and equipment as needed.

Additionally, on February 28, 1994, the Company acquired Stadia Colorado Corp. in exchange for $6.5 million cash ($5.5 million paid at closing, $500,000 paid on March 1, 1995, and an additional payment of $500,000 due in 1996). Likewise, on August 31, 1994, the Company acquired 100% of the outstanding stock of Cognitive and certain technology rights in exchange for $10 million in cash ($7.2 million paid at closing, $248,000 paid
70 days after close, and additional payments of $500,000 each due in 1996 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post-acquisition net sales of a specified Cognitive product line. (See Note 3 of notes to condensed consolidated financial statements included herein).

Subsequent to the end of the third quarter, on October 30, 1995, the Company acquired certain assets and liabilities of Mos Magnetics, a privately held company in San Diego, California, for $752,000 cash. Mos Magnetics designs, manufactures, and markets magnetic read and write heads and modules for credit card and debit card readers, check readers, and airline ticket readers. (See Note 4 of notes to condensed consolidated financial statements included herein).

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities to date have been the principal repayments on long-term debt. As of September 30, 1995, the Company had
$3.0 million in debt outstanding of which the current portion was approximately $1.1 million.
This long-term debt includes approximately
$500,000 payable to the former owners of Stadia in one installment due in 1996 and $2 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1996 through 1999. Long-term debt decreased approximately $1.3 million due primarily to principal repayments on long-term debt associated with the Stadia and Cognitive acquisitions.

The Company expects that current cash balances and cash generated internally will adequately fund the Company's anticipated cash needs at least through the next twelve months. In addition, on August 15, 1995, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of September 30, 1995, no draws had been made against this line of credit.

Item 6 -   Exhibits and reports on Form 8-K

        (a)   Exhibits:
              Exhibit 11     Computation of Net Income Per Share.

              Exhibit 27     Financial Data Schedule.


        (b)   Reports on Form 8-K
              No report on Form 8-K was filed during the quarter ended September 30, 1995.

                             SIGNATURES




Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









November 10, 1995                     /s/Janet W. Shanks
---------------                -----------------------------
    Date                     Janet W. Shanks, Corporate Controller
                                  (Chief Accounting Officer)

                           DH TECHNOLOGY, INC.
                 EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                      SEQUENTIALLY
EXHIBIT        DESCRIPTION                            NUMBERED PAGE
-------        ----------                             -------------
  11           Computation of Net Income Per Share          12

  27           Financial Data Schedule                      13



                              Page 11
