Form 10-K
period 1995-12-31
DH TECHNOLOGY INC
filed 1996-04-01
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1995, or

[   ]  Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934 (No fee required) For the transition period from ____________ to ____________

                         Commission File Number: 0-13459

                               DH TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                            94-2917470
(State or other jurisdiction of                                  (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                  15070 AVENUE OF SCIENCE, SAN DIEGO, CA 92128
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (619) 451-3485

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no
par value                                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the Common Stock held by non-affiliates as of March 04, 1996, (based on the last sales price at that date) was approximately $175,221,709. This computation excludes a total of 46,832 shares beneficially owned by certain executive officers and directors of Registrant who may be deemed to be affiliates of Registrant under applicable rules of the Securities and Exchange Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 04, 1996, there were 7,921,965 shares of Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Annual Report to Shareholders for fiscal year ended December 31, 1995, is incorporated by reference to Exhibit 13.1 to the extent stated herein. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 30th, 1996, is incorporated by reference in
Part III of this Form 10K to the extent stated herein.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

DH Technology, Inc., a California corporation (the "Company," unless the context otherwise requires, the term "Company" refers to DH Technology, Inc. and its consolidated subsidiaries), was incorporated in 1983. The Company designs, manufactures, and distributes transaction printers and mechanisms, impact printheads, bar code printers, and related services and supplies, such as labels and ribbons. The Company's products provide printing solutions for many diverse applications, including freight and bar code labels, retail point-of-sale transactions, gasoline vending receipts, and airline ticketing. Other applications include banking and ATM transactions, health care industry transactions, data processing reports, gaming tickets, and multi-part forms.

The Company's products are marketed and sold worldwide via a direct sales force, sales representatives, value added resellers, and distributors. Company offices are maintained in the United States, the United Kingdom, Mexico, and Australia.

The Company develops products that serve the application-specific needs of its customers as well as products focused on general market requirements. To serve these markets and applications, the Company uses a broad range of printing technologies, including impact, thermal, and laser.

Impact printing can form a variety of characters, graphics, or bar codes by printing vertical columns of dots in combinations of patterns as the printhead sweeps horizontally across a page. Impact printing permits multiple fonts and multiple language characters to be intermixed under software control and also prints color graphics, bar codes, and multi-part forms. Compared with non-impact printers, impact printers generally have the advantages of lower operating costs and higher reliability.

Thermal printing is accomplished either directly or through the use of a ribbon. Direct thermal printing creates images directly on specially treated paper by transferring heat to the paper using a linear array of miniature heater elements. Thermal transfer printing uses a ribbon that transfers images onto untreated paper, using a linear array of miniature heater elements.

Laser printing is accomplished by applying an electrical charge to an organic photo conductive drum assembly, applying toner to the drum assembly via this charge and transferring the toner to the print medium with an additional electrical charge. Once the toner is transferred to the print medium, a fuser assembly fuses the toner permanently onto the print medium.

ACQUISITIONS OF MOS MAGNETICS CORPORATION

On October 30, 1995, DH Technology, Inc. acquired substantially all of the assets and selected liabilities of Mos Magnetics Corporation in a $750,000 cash transaction. This business is now operated as the Magnetics Division of DH Technology, Inc. The Magnetics Division, located in San Diego, California, designs, manufactures, and markets magnetic read and write heads and modules for credit card and debit card readers, check readers, and airline ticket readers.

PRODUCTS

The Company's products are designed for precision, reliability, and durability and, as such, operate using a full range of print speeds.

     IMPACT PRINTHEADS AND MAGNETIC HEADs

     The Company's impact printhead products are divided into 10 series. They range from 7 to 42 wires per head and 200 to 1200 characters per second in print speeds. Printheads are used in a multitude of transaction printing applications, such as office automation, data processing, point-of-sale receipts, bank transaction printing, lottery tickets, entertainment tickets, and airline tickets.

     Impact printheads are used in transaction printing devices where speed, versatility, multi-part forms capability, reliability, and relatively low cost are important factors. Technological advances by the Company and others now enable impact printheads to print text at speeds up to 1200 characters per second, print multiple text sizes and fonts in draft quality or letter quality under software control, and print high resolution color graphics.

     Magnetic head products are divided into three categories: magnetic stripe card readers, check readers, and airline ticket/boarding pass readers. Applications include banking transactions, point-of-sale transactions, and airline ticketing.

     The Company also sells replacement printheads and utilizes its expertise in printhead design and manufacturing to support its printhead repair and replacement operations.

    TRANSACTION PRINTERS

     The Company's transaction printers utilize impact and thermal printing technology and consist of four product families: impact printers, impact printing mechanisms, thermal printers, and related supplies and services. Applications for these products include bank teller transactions, ATM receipts and statement printing, point-of-sale receipts, money order printing, weigh/scale printing, lottery tickets, and wagering slips for race tracks.

    BAR CODE PRODUCTS

     The Company's bar code products utilize direct thermal, thermal transfer, and laser printing technology in a full range of product families which include desktop printers, portable printers, industrial printers, continuous-feed laser printers, print and apply products for wholesale and industrial use, and related supplies and services, such as software and ribbons. In addition, the Company supplies a full range of stock and bar code label products.

     The Company's thermal bar-code printer products include a thermal transfer printer designed for industrial environments with the need for high volume printing, a family of direct thermal and thermal transfer compact desktop printers designed for medium volume printer requirements, and several direct thermal and thermal transfer portable printers designed for commercial usage and harsh environments.

     Industries served include manufacturing, transportation, medical, retail, and distribution. Typical applications include hospital and pharmaceutical management, work order tracking, shipping and receiving, product identification, shelf labeling, pricing labels, and inventory control.

MARKETING AND CUSTOMERS

The Company markets its impact printheads and magnetic heads directly to a well-defined group of original equipment manufacturers ("OEMs") of data and word processing printers and transaction printing devices. Most of the Company's impact printhead customers rely on the Company as their primary source of supply. The magnetic head business shares its market with several other suppliers.

The Company's transaction printers are used to print various types of hard copy output where custom features, reliability, durability, speed, ease of use, and cost are important factors. The markets and applications for these transaction printer products are diverse and widespread.

The Company's transaction printers are sold to OEMs, distributors, value-added resellers, and end users. The Company believes many of its transaction printer customers rely on the Company as their sole source supplier but could modify their systems to utilize competitive products.

The Company's bar code products are primarily utilized in commercial and retail environments to print labels and bar codes. These products are sold primarily to distributors and value added resellers who add value via software or service. The Company also sells these products directly to large, sophisticated end users who have in-house capability for software development. The Company's labeling products and marking solutions are sold to end users through a sales force located in seven states. Marketing efforts include advertisements in a number of trade journals, news releases covering new products, and participation in most of the significant industry trade shows in the United States and Europe.

As of December 31, 1995, sales were conducted through 18 direct sales offices and through distributors and agents in over 20 countries.

No customer accounted for more than 10% of the Company's revenues in 1995, 1994, or 1993.

Export revenues for the Company's North American operations, which are derived primarily from Europe, were approximately 10%, 11%, and 7%, of total revenues in 1995, 1994, and 1993, respectively. Total foreign sales were $31,271,918 or 32% of revenue in 1995, $24,006,000 or 31% of revenue in 1994, and $17,005,000 or
30% of revenue in 1993.

The Company's foreign sales are made directly by the Company and by distributors and agents and are subject to certain risks common to all export activities such as governmental regulation and the risk of imposition of tariffs or other trade barriers. In addition, a majority of the Company's foreign sales are denominated in local currencies and, thus, are subject to the risk of currency fluctuations. The Company reviews potential foreign currency risks on an ongoing basis and to date has been able to effectively manage this risk through natural currency offsets.

BACKLOG

Most customers purchase products from the Company under purchase orders that specify prices for particular quantities and anticipated release dates ranging up to 10 months. The total backlog under such purchase orders was $33,455,000 as of March 4, 1996, compared to $25,227,000 as of March 3, 1995. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Accordingly, the Company's backlog as of any particular date may not necessarily be indicative of actual sales for any future period.

MANUFACTURING AND SUPPLIERS

The Company manufactures substantially all of its impact printheads and magnetic heads in Tijuana, Mexico, and manufactures prototypes and conducts pilot runs for printheads at its headquarters in San Diego, California. The Company manufactures its bar code products in Paso Robles, California, and Riverton,
Wyoming; its labels and supplies in Denver, Colorado, and Paso Robles, California; and its transaction printers and mechanisms in Riverton, Wyoming. The Company also manufactures impact and thermal printers in Manchester, England. Foreign manufacturing is subject to certain risks, including transportation delays and interruptions, the imposition of tariffs and export controls, and changes in governmental policies.

The Company manufactures its products in high volume to exacting quality standards. Accordingly, the Company maintains an extensive quality assurance program, including precision computerized final testing of all printheads and extensive burn-in testing for its bar code products, transaction printers, and mechanisms.

Component parts used in the assembly of the Company's products, most of which use tooling designed and owned by the Company, are purchased primarily from suppliers in the United States, the Far East, and Europe. Although the Company has more than one vendor available for most parts, some parts are available only from a sole source. An interruption in supply from any of the Company's sole source suppliers could temporarily result in the Company's inability to deliver the affected products on a timely basis, which in turn could adversely affect the Company's results of operations. Additionally, the Company will often rely on a sole source for some parts following the introduction of a new product. If the product is well accepted in the market, the Company will qualify additional sources.

The Company provides product warranties ranging from 90 days to one year.

PATENTS AND LICENSES

The Company holds various U.S. and foreign patents on impact printheads, transaction printers, magnetic card readers, and bar code products and has applied for additional domestic and foreign patents. The basic technology for the Company's printhead products is based upon these patents and manufacturing expertise.

COMPETITION

There is one domestic and one foreign printhead manufacturer which competes directly with the Company in the high performance segment of the impact printhead market, and additional companies manufacture impact printheads for the intermediate and low performance portions of the market. Additionally, some printer manufacturers sell printheads in competition with the Company. The principal competitive factors in the printhead business are technological expertise and the ability to deliver reliable and cost-effective products on a timely basis. The Company believes that it successfully competes on each of these bases.

There are numerous small and large competitors in the transaction printing market. Large, typically Japanese, manufacturers dominate the lower end of the market. The Company has been successful in the intermediate to high-end portion of that market due to the Company's ability to provide application specific products for its customers within relatively short lead times.

There are numerous competitors in the printing segment of the bar code market. In addition, the Company expects competition to increase in this market over the next several years. The Company believes its ability to utilize a full range of technology and products gives the Company a reasonably competitive position in relation to many of its competitors in meeting the needs of its customers.

PRODUCT DEVELOPMENT

The Company is a leader in the development of both impact printing and thermal printing technology. The Company's product development activities are targeted at both existing and new applications. A variety of engineering skills are required in the development of the Company's products, and the Company maintains expertise in mechanical, electrical, firmware, and software engineering disciplines. As of March 4, 1996, the Company employed 53 individuals dedicated to research and development.

In  1995,  1994,  and  1993  the  Company  spent  $5,006,000,   $4,685,000,  and
$4,170,000, respectively, for research and development.

EMPLOYEES

As of March 4, 1996, the Company and its subsidiaries had 1,017 full-time employees. No employee is covered by a collective bargaining agreement, and the Company considers employee relations to be good.

Executive Officers of the Registrant

Information regarding the Company's Executive Officers is as follows:

    Mr. William H. Gibbs, President, Chief Executive Officer, and Chairman of the Company, joined the Company in November 1985. Mr. Gibbs is 52 years old.

    Mr. James A. Cole, Chief Financial Officer, and Secretary, joined the Company in October 1995. From July 1994 to October 1995 Mr. Cole served as President of Tri-Steel Structures, Inc., and since 1990 has run his own investment/consulting company, Hidden Oaks Venture. From 1985 to 1990 Mr. Cole was Executive Vice President of Operations and Chief Financial Officer for Stevens Graphics Corporation. Mr. Cole is 50 years old.

    Mr. David T. Ledwell, Vice President, General Manager, DHTech, joined the Company in March 1986. Mr. Ledwell is 49 years old.

    Mr. Richard L. Strautman, Vice President, Marketing, joined the Company in July 1991. From October 1984 to May 1991, Mr. Strautman held several Vice President positions for Sunward Technologies, Inc., a rigid disc head assembler. Mr. Strautman is 49 years old.

    Ms. Janet W. Shanks, Chief Accounting Officer, and Corporate Controller, joined the company in October 1986. Ms. Shanks is 36 years old.

FACTORS THAT MAY AFFECT FORWARD LOOKING STATEMENTS.

The Company may from time to time make oral forward looking statements. The factors set forth in this Annual Report on Form 10-K for the year ended December 31, 1995 in Item 1, "Business--Marketing and Customers" (last paragraph), "--Manufacturing and Suppliers" (first and third paragraphs) and "--Competition", as well as the following, are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

Management of Acquisitions. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses and continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could materially and adversely affect the Company's business and operating results. Additionally, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

Technological Change; Competition; Dependence on New Products. The markets for some of the Company's products are characterized by frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. In addition, the Company must respond to current competitors, who may choose to increase their presence in the Company's markets, and to new competitors, who may choose to enter those markets. If the Company is unable to make timely introduction of new products or respond to competitive threats, its business and operating results could be materially adversely affected.

Fluctuation in Demand. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders,

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of other factors, including variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been increasing and intends to continue to increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, the Company's results could be affected by general economic conditions. Fluctuations in operating results may cause volatility in the price of the Company' s Common Stock.

ITEM 2.    PROPERTIES

The following table outlines the current property leases held by the Company:

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
LOCATION                     PURPOSE                                            SQUARE          ANNUAL      EXPIRE DATE
                                                                                FOOTAGE          COST
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
San Diego, California        administration,    marketing,   engineering,     17,700 sq. ft    $206,000      June 1996
                             pilot production operations, refurbishment
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
San Diego, California        executive offices                                  4,800 sq. ft     $48,000     June 1996

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Riverton, Wyoming            manufacturing,    engineering,    marketing,     40,000 sq. ft      $95,000     March 1997
                             administration
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Paso Robles, California      manufacturing,    engineering,    marketing,      45,000 sq. ft   $134,000      Dec. 1996
                             administration
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Denver, Colorado             administration, marketing, manufacturing         23,500 sq. ft    $190,000      Feb. 2004

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Tijuana, Mexico              manufacturing,                                   30,000 sq. ft    $103,000    Month to Month

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Tijuana, Mexico              manufacturing                                    10,900 sq. ft     $40,000      March 1996

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Sydney, Australia            marketing, administration, technical support       8,600 sq. ft     $39,000     June 1998

- ---------------------------- --------------------------------------------- ------------------ ------------ ---------------


The Company owns a 12,000 square foot building in Manchester, England in which its DH Technology, plc subsidiary performs its manufacturing, marketing, and administration.

The Company believes that its existing facilities are generally suitable and adequate for its businesses. The Company has generally been able to renew its manufacturing and office facilities leases as they expire at then current market rates. Management believes that renewal of existing leases at market rates will not have a significant impact on operating expenses or cash flow.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business which is not considered to be material, to which the registrant or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding "Market for the Registrant's Common Equity and Related Stockholder Matters" is incorporated by reference to the Company's 1995 Annual Report to Shareholders, where such information appears under the caption "Common Stock Information" on page 21 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated by reference to the Company's 1995 Annual Report to Shareholders, where such information appears under the caption "Selected Financial Data" on page 10 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to the Company's 1995 Annual Report to Shareholders, where such information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated  financial  statements  of the  Company  are  incorporated  by reference to the Company's 1995 Annual Report to Shareholders, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 13 through 20 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information regarding the Company's Directors is set forth under "Election of Directors" in
Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 25, 1996, which is incorporated herein by reference. See Item 1 for information regarding Executive Officers.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General  Instructions G(3) to Form 10-K, the information required by
Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" in Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 25, 1996, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General  Instruction G(3) to Form 10-K, the information  required by
Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 25, 1996, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K.

     1. Financial Statements. The following consolidated financial statements of DH Technology, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the Registrant's 1995 Annual Report to
Shareholders:


   Consolidated Balance Sheets - December 31, 1995 and 1994.

   Consolidated Statements of Income - Years Ended December 31, 1995, 1994, and 1993.

   Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994, and 1993.

   Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994, and 1993.

   Notes to Consolidated Financial Statements

   Independent Auditors' Report- KPMG Peat Marwick LLP

With the exception of the aforementioned information, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report unless otherwise noted.

     2. Financial Statement Schedules. The following financial statement schedules of DH Technology, Inc. and subsidiaries are filed as part of this Report on Form 10-K and should be read in conjunction with the consolidated financial statements , and related notes thereto, of DH Technology, Inc. and subsidiaries.


II       Valuation  and   Qualifying   Accounts  ...................        S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

   Exhibit
   Number                               Description

     2.1 Stock Purchase Agreement dated February 10, 1994, by and between Registrant and All Holders of Stadia Colorado Corp. Stock, and Charles J. Osborn, by which Registrant purchased Stadia Colorado Corp. (Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated March 14, 1994.)

     2.2 Stock Purchase Agreement dated August 12, 1994, by and between Registrant, Cognitive Solutions, Inc., and John Bergquist, by which Registrant purchased Cognitive Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 14, 1994.)

    3.1(a) Registrant's Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

    3.1(b) Certificate of Amendment of Restated Articles of Incorporation dated September 22, 1995

     3.2 Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

    10.1* Form of Employment Agreement dated December 3, 1985, between Registrant and William H. Gibbs. (Incorporated by reference to
                 Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)

   10.2* Registrant's 1985 Director Warrant Plan and Forms of Warrant issued under the Plan, as amended. (Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

   10.3* Registrant's 1983 Incentive Stock Option Plan and Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement, as amended. (Incorporated by reference to Exhibit
                 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

    10.4 Lease Agreement dated April 20, 1990, between Registrant and Coast Income Properties, Inc., as amended. (Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

    10.5 Lease Agreement dated July 1, 1990, between DH Tecnologia de Mexico S.A. de C. V. and Alberto Lutteroth. (Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

   Exhibit
   Number                                                     Description

    10.6* Registrant's 1992 Stock Plan and Form of Incentive Stock Option Agreement, as amended. (Incorporated by reference to Exhibit
                 10.6 of Registrant's Form 10-K for the fiscal year ended December 31, 1994.)

    10.7 Lease Agreement dated April 1, 1994, by and between Registrant and Wind River Development Co., a Wyoming corporation. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the fiscal year ended December 31, 1994.)

    10.8 Lease Agreement dated February 28, 1994, between Chardan, Ltd., and Stadia Colorado Corp. (Incorporated by reference to Exhibit
                 2.2 of Registrant's Current Report on Form 8-K dated March 14, 1994.)

    10.9 Sublease Agreement dated September 30, 1992, by and between Medical Engineering Corporation and Cognitive Solutions, Inc. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the fiscal year ended December 31, 1994.)

    10.10 Line of Credit Agreement dated August 15, 1994 by and between DH Technology, Inc. and Wells Fargo Bank. (Incorporated by reference to Exhibit 10.10 on Form 10Q for the Quarter Ended March 31, 1995.)

    11           Computation of Net Income Per Share.

    13.1 Registrant's 1995 Annual Report to Shareholders, pages 10 through 21.

    21           List of Subsidiaries.

    23.1         Independent Auditors' Consent and Report on Schedules.

    27           Financial Data Schedule

- ------------------------
* Management contract or compensatory plan or arrangement.


     (b)  Form 8-K Reports:

          No current report on Form 8-K was filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DH TECHNOLOGY, INC.

                             By: /s/ Janet W. Shanks
                               -------------------
                                     Janet W. Shanks,
                                     Chief Accounting Officer, Corporate
                                     Controller
Date: March 29, 1996

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William H. Gibbs and Janet W. Shanks, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                               Title                                  Date
- -----------------------------    --------------------------------------     ------------------------------

/s/William H. Gibbs/             Chairman of the Board, President,                 March 29, 1996
- --------------------             Chief Executive Officer
(William H. Gibbs)              (Principal Executive Officer)

/s/James A. Cole/                Chief Financial Officer and Secretary             March 29, 1996
- -----------------               (Principal Financial Officer)
(James A. Cole)

/s/Janet W. Shanks/              Chief Accounting Officer and                      March 29, 1996
- -------------------              Corporate Controller
(Janet W. Shanks)

/s/William J. Bowers/            Director                                          March 29, 1996
- --------------------
(William J. Bowers)

/s/Bruce G. Klaas/               Director                                          March 29, 1996
- --------------------
(Bruce G. Klaas)

/s/Don M. Lyle/                  Director                                          March 29, 1996
- --------------------
(Don M. Lyle)

/s/George M. Ryan/               Director                                          March 29, 1996
- --------------------
(George M. Ryan)


                     DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                        Fiscal Years 1995, 1994, and 1993
                             (Amounts in Thousands)


                        Balance at      Charge to       Charge to                       Balance at
                       Beginning of     Cost and     Other Accounts                    End of Period
Description               Period         Expense           (1)          Deductions
- -----------               ------         -------           ---          ----------     -------------
Allowance for
Doubtful Accounts

1995                     $1,003            $75               --            ($11)         $1,067
1994                        979            105               58            (139)          1,003
1993                        812            267               --            (100)            979


- --------------------

(1) Recorded upon acquisition.
