Form 10-Q
period 1996-03-31
DH TECHNOLOGY INC
filed 1996-05-15
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of March 31, 1996 there were 7,928,215 shares of the registrant's Common Stock outstanding.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                          1
                  March 31, 1996, and December 31, 1995

         Condensed Consolidated Statements of Income                    2
                  Three months ended March 31, 1996

         Condensed Consolidated Statements of Cash Flows                3
                  Three months ended March 31, 1996

         Notes to Condensed Consolidated Financial Statements           4

     ITEM 2 -

         Management's Discussion and Analysis of                        5
                  Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION
         Item 6 - Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                             10


EXHIBITS INDEX                                                         11



============================================================================================================================
                                                  PART 1 - FINANCIAL INFORMATION
============================================================================================================================
                                                   ITEM 1 - Financial Statements
                                               DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets
                                                          (In thousands)

                                                                                  MARCH 31,               DECEMBER 31,
                                                                                     1996                     1995
                                                                                 (Unaudited)

                                                             ASSETS
Current assets:
     Cash and cash equivalents                                                           $24,652                   $28,971
     Short-term investment securities held to maturity                                     8,650                     2,750
     Accounts receivable, net                                                             15,972                    15,785
     Inventories                                                                          15,807                    14,382
     Prepaid expenses and other current assets                                             2,243                     2,317
                                                                              -------------------      --------------------
         Total current assets                                                             67,324                    64,205
                                                                              -------------------      --------------------
     Fixed assets                                                                         19,388                    18,085
        Less accumulated depreciation and
        amortization                                                                      12,295                    11,795
                                                                              -------------------      --------------------
                                                                                           7,093                     6,290
     Intangibles                                                                          13,117                    13,312
     Other assets                                                                          1,297                     1,478
                                                                              -------------------      --------------------
        Total assets                                                                     $88,831                   $85,285
                                                                              ===================      ====================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $5,827                    $6,383
     Current portion of long-term debt                                                       505                       980
     Accrued payroll                                                                       2,224                     2,579
     Accrued expenses                                                                      2,518                     2,524
     Income taxes payable                                                                  3,148                     2,128
     Deferred revenue                                                                       1261                       947
                                                                              -------------------      --------------------
        Total current liabilities                                                         15,483                    15,541
                                                                              -------------------      --------------------
Non-current portion of long-term debt                                                      2,089                     2,115
Deferred tax liability                                                                       148                       149
                                                                              -------------------      --------------------
        Total liabilities                                                                 17,721                    17,805
                                                                              -------------------      --------------------
Shareholders' equity:
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                        --                        --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        7,928,215 shares in 1996 and
        7,890,090 shares in 1995                                                          12,630                    12,335
     Foreign currency translation adjustment                                               (218)                     (519)
     Retained earnings                                                                    58,698                    55,664
                                                                              -------------------      --------------------
        Total shareholders' equity                                                        71,110                    67,480
                                                                              -------------------      --------------------
        Total liabilities and shareholders' equity                                       $88,831                   $85,285
                                                                              ===================      ====================



                                   The accompanying  notes are an integral  part of these
                                         condensed consolidated financial statements.

                                                 DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                             Condensed Consolidated Statements of Income
                                                      (March 31, 1996 and 1995)
                                               (In thousands, except per share data)



                                                                                       THREE MONTHS
                                                                                          ENDED
                                                                                         March 31
                                                                                       (Unaudited)
                                                                            ----------------------------------
                                                                                 1996              1995
                                                                            ----------------------------------

Net sales                                                                          $28,196            $23,255
Cost of net sales                                                                   18,470             14,760
                                                                            ---------------   ----------------
Gross margin                                                                         9,726              8,495

Operating expenses:
     Selling, general and administrative                                             3,960              3,934
     Research and development                                                        1,288              1,112
                                                                            ---------------   ----------------
Total operating expenses                                                             5,248              5,046

Income from operations                                                               4,478              3,449

Interest income                                                                        330                276
Interest expense                                                                        46                 74
                                                                            ---------------   ----------------

Income before income taxes                                                           4,762              3,651

Income taxes                                                                         1,727              1,286
                                                                            ---------------   ----------------

Net income                                                                          $3,035             $2,365
                                                                            ===============   ================


Net income per share                                                                  $.36               $.29
                                                                            ===============   ================


Weighted average number of shares outstanding
Per share (primary and fully diluted):                                               8,469              8,192








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




                                                DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                         Condensed Consolidated Statements of Cash Flows
                                                          (In thousands)

                                                                                                         THREE MONTHS ENDED
                                                                                                               MARCH 31
                                                                                                             (Unaudited)

                                                                                             ---------------------------------------
                                                                                                        1996                1995
                                                                                             ---------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:


Operating activities:
   Net income                                                                                            $3,035              $2,365
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                          775                 902
     Provision for loss on accounts receivable                                                               28                 116
     Undepreciated value of asset disposals                                                                  53                  11
     Changes in assets and liabilities excluding effect of acquisitions                                  (1,149)               (244)
                                                                                              --------------------------------------

Net cash provided by operating activities                                                                 2,742               3,150

Investing activities:
   Net increase in short-term investment securities held to maturity                                    ($5,900)                  0
   Capital expenditures                                                                                  (1,271)               (407)
                                                                                              --------------------------------------

Net cash provided by (used in) investing activities                                                      (7,171)               (407)

Financing activities:   Principal repayments on long-term debt                                             (501)               (516)
   Proceeds from the exercise of stock options                                                              295                 213
                                                                                              --------------------------------------

Net cash used in financing activities                                                                      (206)               (303)

Effect of exchange rate changes on cash                                                                     316                 (85)

Net increase (decrease) in cash and cash equivalents                                                     (4,319)              2,355

Cash and cash equivalents at beginning of period                                                         28,971              19,587
                                                                                              --------------------------------------

Cash and cash equivalents at end of period                                                               $24,652            $21,942
                                                                                              ======================================

Interest paid on debt                                                                                        $12                $15
Income taxes paid                                                                                           $696               $385




                                         The accompanying notes are an integral part of these
                                              condensed consolidated financial statements

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (March 31, 1996 - Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with S.E.C. requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Note 2:  Inventories

The composition of inventories at March 31, 1996, and December 31, 1995, were as follows:


                                              1996          1995
                                             ------        ------

         Raw Materials                   $8,879,000    $8,221,000
         Work in Process                  1,312,000       940,000
         Finished Goods                   5,616,000     5,221,000
                                          ---------     ---------
         Totals                         $15,807,000   $14,382,000
                                        ===========   ===========

Note 3:  Operations subject to Purchase and Sale Agreements

On February 28, 1994, DH Technology, Inc. acquired all of the outstanding stock of Stadia Colorado Corp. (Stadia) pursuant to a stock purchase agreement for $6.5 million in cash ($5.5 million paid at closing, and additional payments of $500,000 paid on March 1, 1995, and on March 1, 1996). This business is being operated as a subsidiary of DH Technology, Inc. under the name Stadia Colorado Corp. Stadia, located in Golden, Colorado, supplies labeling and marking solutions to a variety of customers in ten western states.

On August 31, 1994, DH Technology, Inc. acquired all of the outstanding stock of Cognitive Solutions, Inc. (Cognitive) and certain technology rights pursuant to a stock purchase agreement for $10 million in cash ($7.9 million paid through 1995, and additional payments of $500,000 each due in 1996 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon post-acquisition net sales of a specified Cognitive product line. At the end of each calendar year, the company will calculate the amount of the additional payment as defined in the stock purchase agreement. Each payment will be treated as additional acquisition cost, and will be recorded as additional goodwill, amortized straight-line over the remaining life of the asset. This business is being operated as a subsidiary of DH Technology, Inc. under the name Cognitive Solutions, Inc. and is located in Paso Robles, California. Cognitive designs, manufactures, and markets thermal bar code printers and complementary label media for use in automatic data collection systems.

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

The consolidated statements of income include the operations of Stadia from February 28, 1994, Cognitive from August 31, 1994, and the Magnetics Division from October 30, 1995.


ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net sales of $28.2 million for the quarter ended March 31, 1996, increased 21.2% over net sales of $23.3 million for the same period last year. The growth was primarily attributable to the increased unit shipments of transaction printers for the first quarter of 1996. A significant percentage of this growth is attributable to a single customer.

Cost of net sales increased to 65.5% of net sales for the first quarter of 1996 compared to 63.5% of net sales for the first quarter of 1995. There were four factors that primarily contributed to the increase. The first was a mix shift in the printhead business to products with higher material content as a percentage of net sales. The second was a price decrease initiated at Cognitive where efforts to lower the associated costs continue. The third factor involved price increases at Stadia initiated in the first quarter of 1995 prior to anticipated cost increases, which occurred later in 1995. The final factor was start-up costs associated with the roll-out and initial delivery of a new product in the first quarter of 1996.

Selling, general, and administrative expenses decreased to 14.0% of net sales in the first quarter of 1996 from 17.0% in the same period in 1995 due to net sales increasing at a faster rate than selling, general, and administrative expenses. These expenses increased in absolute dollars to $4.0 million in the first quarter of 1996 from $3.9 million in the first quarter of 1995. This increase was primarily attributable to the inclusion of results for the Magnetics Division for the entire first quarter of 1996.

Research and development expenses decreased to 4.6% of net sales in the first quarter of 1996 compared to 4.8% in the same period in 1995 due to net sales increasing at a faster rate than research and development expenses. Total dollars expended for research and development increased to $1.3 million in the first quarter of 1996 from $1.1 million in the same period in 1995. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 15.9% for the quarter ended March 31, 1996, compared to 14.8% for the same period in 1995 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $330,000 in the first quarter of 1996 compared to $276,000 in the first quarter of 1995 as a result of higher cash balances and higher interest rates in the first quarter of 1996.

Interest expense decreased to $46,000 for the quarter ended March 31, 1996, from $74,000 for the same period in 1995 due to the payment of debt related to the Cognitive acquisition.

Income taxes as a percentage of income before income taxes increased to 36.3% for the first quarter of 1996 from 35.2% for the same period in 1995, due primarily to the reduced impact of the federal research and development tax credit.


Factors That May Affect Forward Looking Statements.
- ---------------------------------------------------

The Company may from time to time make oral forward looking statements. The following factors set forth below are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

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

Fluctuation in Demand. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of receipts of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been increasing and expects to continue to increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, the Company's results could be affected by general economic conditions. Fluctuations in operating results may cause volatility in the price of the Company's Common Stock.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $33.3 million on March 31, 1996, compared to $31.7 million on December 31, 1995.

OPERATING ACTIVITIES

For the three-month period ended March 31, 1996, the Company generated approximately $2.7 million in net cash from operating activities primarily as a result of approximately $3.0 million in net income and $800,000 in depreciation and amortization, offset by an increase in net operating assets of $1.2 million. Since December 31, 1995, inventories increased $1.4 million in anticipation of second quarter sales.

INVESTING ACTIVITIES

The Company's principal investing activities in the first quarter of 1996 were the purchase of property and equipment for product development and production and the investment in short-term securities held to maturity. The majority of the securities mature before 1996 year end. As of March 31, 1996, other than the required payments for Stadia and Cognitive described below, the Company has no material commitments for capital expenditures. However, the Company anticipates capital expenditures in 1996 between 3 to 5 million dollars principally for new product tooling, manufacturing equipment and a new worldwide MIS system.

The Company is also required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales by a particular Cognitive product line. The Company does not expect the payment to be material in 1996. See Note 3 of notes to consolidated financial statements.

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities in first quarter of 1996 were the principal repayment on long-term debt, including the notes payable associated with the Stadia and Cognitive acquisitions. As of March 31, 1996, the Company had $2.6 million in debt outstanding of which the current portion was approximately $500,000. This long-term debt includes $2.0 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1996 through 1999 to the former owner of Cognitive.

On August 15, 1995, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of December 31, 1995, no amounts have been drawn against this line of credit.

The Company currently expects that current cash balances and cash generated from operations will adequately fund the Company's anticipated cash needs for the next 12 months. However, the Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

The Company reviews potential foreign currency risks on an ongoing basis and to date has been able to effectively manage this risk through natural currency offsets.

Item 6 -   Exhibits and reports on Form 8-K

      (a)      Exhibits:

                  Exhibit 11             Computation of Net Income Per Share.

                  Exhibit 27             Financial Data Schedule.

      (b)      Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DH Technology, Inc. by:



     May 14, 1996                          /s/Janet W. Shanks
     ------------                          ------------------
         Date                     Janet W. Shanks, Chief Accounting Officer
                                        (Chief Accounting Officer)

                               DH TECHNOLOGY, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996




EXHIBIT                     DESCRIPTION                           NUMBERED PAGE
- --------------------------------------------------------------------------------
         11           Computation of Net Income Per Share              12

         27           Financial Data Schedule                          13

                                   EXHIBIT 11

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                       Computation of Net Income Per Share
                      (In thousands, except per share data)



                                           THREE MONTHS ENDED
                                                MARCH 31,


                                        --------------------------------
                                               1996              1995
                                         -------------------------------

Primary and fully diluted:*

Average shares outstanding                      7,906            7,743

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                              563              449
                                         -------------     -------------

Average common and common
equivalent shares outstanding                   8,469            8,192

Net income                                     $3,035           $2,365

Per share (primary and fully diluted)
                                          =============   ==============
Net income per share                             $.36             $.29
                                          =============   ==============







* There is no significant difference between primary and fully diluted earnings per share.