Form 10-Q
period 1996-06-30
DH TECHNOLOGY INC
filed 1996-08-13
CIK 728376

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of June 30, 1996 there were 7,942,777 shares of the registrant's Common Stock outstanding.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                         1
                  June 30, 1996, and December 31, 1995

         Condensed Consolidated Statements of Income                   2
                  Three months and six months ended
                  June 30, 1996, and June 30, 1995

         Condensed Consolidated Statements of Cash Flows               3
                  Six months ended June 30, 1996, and June 30, 1995

         Notes to Condensed Consolidated Financial Statements          4

     ITEM 2 -

         Management's Discussion and Analysis of                       5
                  Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION
         Item 6 - Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                            11


EXHIBITS INDEX                                                        12



                                              PART 1 - FINANCIAL INFORMATION
                                                 ITEM 1 - Financial Statements
                                           DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                     (In thousands)

                                                                                   JUNE 30,               DECEMBER 31,
                                                                                     1996                     1995
                                                                                 (Unaudited)

                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                           $24,823                   $28,971
     Short-term investment securities held to maturity                                    12,555                     2,750
     Accounts receivable, net                                                             15,345                    15,785
     Inventories                                                                          16,051                    14,382
     Prepaid expenses and other current assets                                             2,314                     2,317
                                                                              -------------------      --------------------
         Total current assets                                                             71,088                    64,205
                                                                              -------------------      --------------------
     Fixed assets                                                                         20,597                    18,085
        Less accumulated depreciation and
        amortization                                                                      12,874                    11,795
                                                                              -------------------      --------------------
                                                                                           7,723                     6,290
     Intangibles                                                                          12,932                    13,312
     Other assets                                                                          1,700                     1,478
                                                                              ===================      ====================
        Total assets                                                                     $93,443                   $85,285
                                                                              ===================      ====================


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $7,611                    $6,383
     Current portion of long-term debt                                                       545                       980
     Accrued payroll                                                                       2,242                     2,579
     Accrued expenses                                                                      2,374                     2,524
     Income taxes payable                                                                  2,367                     2,128
     Deferred revenue                                                                      1,757                       947
                                                                              -------------------      --------------------
        Total current liabilities                                                         16,896                    15,541
                                                                              -------------------      --------------------
Non-current portion of long-term debt                                                      2,069                     2,115
Deferred tax liability                                                                       149                       149
                                                                              -------------------      --------------------
        Total liabilities                                                                 19,114                    17,805
                                                                              -------------------      --------------------
Shareholders' equity:
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                        --                        --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        7,942,777 shares in 1996 and
        7,890,090 shares in 1995                                                          12,764                    12,335
     Foreign currency translation adjustment                                               (423)                     (519)
     Retained earnings                                                                    61,988                    55,664
                                                                              -------------------      --------------------
        Total shareholders' equity                                                        74,329                    67,480
                                                                              -------------------      --------------------
        Total liabilities and shareholders' equity                                       $93,443                   $85,285
                                                                              ===================      ====================

                   The accompanying notes are an integral part
                    of these condensed consolidated financial
                                   statements.





                                           DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                      Condensed Consolidated Statements of Income
                                              (June 30, 1996 and 1995)
                                          (In thousands, except per share data)



                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                                  (Unaudited)                       (Unaudited)

                                                         ------------------------------    ------------------------------
                                                             1996            1995              1996            1995
                                                         ------------------------------    ------------------------------

Net sales                                                     $29,210          $24,317          $57,406          $47,572
Cost of net sales                                              18,971           15,531           37,441           30,291
                                                         -------------   --------------    -------------   --------------
Gross margin                                                   10,239            8,786           19,965           17,281

Operating expenses:
     Selling, general and administrative                        3,944            4,037            7,905            7,971
     Research and development                                   1,414            1,132            2,702            2,244
                                                         -------------   --------------    -------------   --------------
Total operating expenses                                        5,358            5,169           10,607           10,215

Income from operations                                          4,881            3,617            9,358            7,066

Interest income                                                   389              283              719              559
Interest expense                                                   44               59               90              133
                                                         -------------   --------------    -------------   --------------

Income before income taxes                                      5,226            3,841            9,987            7,492

Income taxes                                                    1,935            1,344            3,662            2,630
                                                         -------------   --------------    -------------   --------------

Net income                                                     $3,291           $2,497           $6,325           $4,862
                                                         ============    =============     =============  ===============

                                                         -------------   --------------    -------------   --------------
Net income per share                                             $.39             $.30             $.75             $.59
                                                         =============   ==============    =============   ==============
Weighted average number of shares outstanding
Per share (primary and fully diluted):                          8,521            8,265            8,490            8,229


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements








                                         DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                                                    (In thousands)

                                                                                                          SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                             (Unaudited)

                                                                                              --------------------------------------
                                                                                                    1996                1995
                                                                                              --------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:


Operating activities:
   Net income                                                                                            $6,325              $4,862
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                        1,524               1,824
     Provision for loss on accounts receivable                                                               57                  37
     Undepreciated value of asset disposals                                                                  55                  27
     Changes in assets and liabilities excluding effect of acquisitions                                     510                (147)
                                                                                              --------------------------------------

Net cash provided by operating activities                                                                 8,471               6,603

Investing activities:
   Net increase (decrease) in short-term investment securities held to maturity                          (9,805)              1,800
   Capital expenditures                                                                                  (2,851)             (1,066)
                                                                                              --------------------------------------

Net cash provided by (used in) investing activities                                                     (12,656)                734

Financing activities:
   Principal repayments on long-term debt                                                                  (481)               (788)
   Proceeds from the exercise of stock options                                                              429                 607
                                                                                              --------------------------------------

Net cash used in financing activities                                                                       (52)               (181)

Effect of exchange rate changes on cash                                                                      89                (353)

Net increase (decrease) in cash and cash equivalents                                                     (4,148)              6,803

Cash and cash equivalents at beginning of period                                                         28,971              19,587
                                                                                              --------------------------------------

Cash and cash equivalents at end of period                                                              $24,823             $26,390
                                                                                              ======================================

Supplemental Cashflow Disclosures:
   Interest paid on debt                                                                                    $55                 $34
   Income taxes paid                                                                                     $2,717              $1,946





                                     The accompanying notes are an integral part of these
                                          condensed consolidated financial statements


                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (June 30, 1996 - Unaudited)

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

Note 2:  Inventories

The composition of inventories at June 30, 1996, and December 31, 1995, were as follows:


                                          1996                    1995
                                         ------                   -----

         Raw Materials                $8,767,000              $8,221,000
         Work in Process               1,919,000                 940,000
         Finished Goods                5,365,000               5,221,000
                                      ----------              ----------
         Totals                      $16,051,000             $14,382,000
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net sales of $29.2 million for the quarter ended June 30, 1996, increased 20.2% over net sales of $24.3 million for the same period last year. The growth was primarily attributable to the increased unit shipments of transaction printers for the second quarter of 1996. A significant percentage of this growth was attributable to a single customer. See "Certain Factors That May Affect Future Results - Future Operating Results Subject to Fluctuation."


Cost of net sales increased to 64.9% of net sales for the second quarter of 1996 compared to 63.9% of net sales for the same period of 1995. There were primarily two factors that contributed to the increase. The first was a mix shift in the printhead business to products with higher material content as a percentage of net sales. The second was the acceptance of a lower gross margin order with minimum support requirements in the label business.

Selling, general, and administrative expenses decreased to 13.5% of net sales in the second quarter of 1996 from 16.6% in the same period in 1995 due to net sales increasing at a faster rate than selling, general, and administrative expenses. These expenses decreased in absolute dollars to $3.9 million in the second quarter of 1996 from $4.0 million in the second quarter of 1995. This decrease was primarily attributable to a net foreign exchange gain resulting from an intercompany cash transaction offset by the inclusion of results for the Magnetics Division for the entire second quarter of 1996.

Research and development expenses remained constant at 4.7% in the second quarter of 1996 and the second quarter of 1995. Total dollars expended for research and development increased to $1.4 million in the second quarter of 1996 from $1.1 million in the same period in 1995. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 16.7% for the quarter ended June 30, 1996, compared to 14.9% for the same period in 1995 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $389,000 in the second quarter of 1996 compared to $283,000 in the second quarter of 1995 as a result of higher cash balances in the second quarter of 1996.

Interest expense decreased to $44,000 for the quarter ended June 30, 1996, from $59,000 for the same period in 1995 due to the payment of a $500,000 debt in the first quarter of 1996 related to the Stadia acquisition.

Income taxes as a percentage of income before income taxes increased to 37.0% for the second quarter of 1996 from 35.0% for the same period in 1995, due in part to an increase in the Australian tax rate to 39%, and in part to reduced benefit from the partially suspended federal research and development tax credit.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales of $57.4 million for the six months ended June 30, 1996, increased 20.6% over net sales of $47.6 million for the same period last year. Growth was primarily attributable to the increased unit shipments of transaction printers for the first half of 1996. A significant percentage of this growth was attributable to a single customer. See "Certain Factors That May Affect Future Results - Future Operating Results Subject to Fluctuation."


Cost of net sales increased to 65.2% of net sales for the six month period ended June 30, 1996 compared to 63.7% of net sales for the same period of 1995. There were primarily three factors that contributed to the increase. The first was a mix shift in the printhead business to products with higher material content as a percentage of net sales. The second factor was the acceptance of a lower gross margin order with minimum support requirements in the label business. The third was a price decrease initiated at Cognitive where efforts to lower the associated costs continue.

Selling, general, and administrative expenses decreased to 13.8% of net sales in the six months ended June 30, 1996 from 16.8% in the same period in 1995 due to net sales increasing at a faster rate than selling, general, and administrative expenses. These expenses decreased in absolute dollars to $7.9 million in the six months ended June 30, 1996 from $8.0 million in the same period of 1995. This decrease was primarily attributable to a foreign exchange gain resulting from an intercompany cash transaction offset by the inclusion of results for the Magnetics Division for the entire first half of 1996.

Research and development expenses remained constant at 4.7% in the first half of 1996 and the first half of 1995. Total dollars expended for research and development increased to $2.7 million in the six month period ended June 30, 1996 from $2.2 million in the same period in 1995. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 16.3% for the period ended June 30, 1996, compared to 14.9% for the same period in 1995 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $719,000 in the first half of 1996 compared to $559,000 in the same period of 1995 as a result of higher cash balances in the first half of 1996.

Interest expense decreased to $90,000 for the six month period ended June 30, 1996, from $133,000 for the same period in 1995 due to the payment of debt related to the Cognitive and Stadia acquisitions.

Income taxes as a percentage of income before income taxes increased to 36.7% for the first half of 1996 from 35.1% for the same period in 1995, due in part to an increase in the Australian tax rate to 39%, and in part to the reduced impact of the partially suspended federal research and development tax credit.

Certain Factors That May Affect Future Results
- ----------------------------------------------

The Company's representatives may from time to time make oral forward looking statements. The factors set forth below are certain important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been increasing and expects to continue to increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. A significant percentage of revenue growth in the quarter ended and six months ended June 30, 1996 is attributable to purchases of transaction printers by a single customer. Based on forecasts from the customer the Company believes that orders will continue at least through 1996. Shipments are made against purchase orders not pursuant to a contract. The Company expects the volume to diminish in the second half of 1996 compared to the first half of 1996. In addition, the Company's results could be affected by general economic conditions. Fluctuations in operating results may cause volatility in the price of the Company's Common Stock.

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


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $37.4 million on June 30, 1996, compared to $31.7 million on December 31, 1995.

OPERATING ACTIVITIES

For the six-month period ended June 30, 1996, the Company generated approximately $8.5 million in net cash from operating activities primarily as a result of approximately $6.3 million in net income, $1.5 million in depreciation and amortization, and an increase in net operating assets of $500,000. Since December 31, 1995, inventories increased $1.7 million in anticipation of progressing sales.

INVESTING ACTIVITIES

The Company's principal investing activities in the six month period ended June 30, 1996 were the purchase of property and equipment for product development and production and the investment in short-term securities held to maturity. The average life of securities held has been extended to ten months to secure higher returns. As of June 30, 1996, material commitments for capital expenditures included $1.3 million for the initial acquisition and implementation of a new worldwide MIS system, as well as the required payments for Stadia and Cognitive described below. The Company anticipates capital expenditures in 1996 between $3 to $5 million, principally for new product tooling, manufacturing equipment and the new MIS system.

The Company is also required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales by a particular Cognitive product line. The Company does not expect the payment to be material for the remainder of 1996. See Note 3 of notes to condensed consolidated financial statements.

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities for the first six months of 1996 were the principal repayment of debt, including the notes payable associated with the Stadia and Cognitive acquisitions. As of June 30, 1996, the Company had $2.6 million in debt outstanding of which the current portion was approximately $500,000. This debt includes $2.0 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1996 through 1999 to the former owner of Cognitive.

On August 15, 1995, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of June 30, 1996, no amounts had been drawn against this line of credit. The current line expires on August 15, 1996 and the Company expects to renew for an additional year.

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

The Company reviews potential foreign currency risks on an ongoing basis and to date has been able to effectively manage this risk without the use of hedging instruments. In the second quarter of 1996 a $186,000 net gain was realized as a result of favorable exchange rates prevailing when the foreign subsidiaries reduced intercompany obligations.

Item 6 -   Exhibits and reports on Form 8-K

 (a)      Exhibits:

          Exhibit 11                Computation of Net Income Per Share.

          Exhibit 27                Financial Data Schedule.

 (b)      Reports on Form 8-K
          No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DH Technology, Inc. by:


     August 12, 1996                        /s/Janet W. Shanks
     ---------------                        ------------------
         Date                   Janet W. Shanks, Chief Accounting Officer
                                       (Chief Accounting Officer)

                               DH TECHNOLOGY, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                               SEQUENTIALLY
EXHIBIT                     DESCRIPTION                       NUMBERED PAGE
- ------------------------------------------------------------------------------

  11           Computation of Net Income Per Share                13

  27           Financial Data Schedule                            14




                                   EXHIBIT 11

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                       Computation of Net Income Per Share
                      (In thousands, except per share data)



                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,

                                                         --------------------------------    --------------------------------
                                                             1996               1995             1996              1995
                                                         --------------------------------    --------------------------------

Primary and fully diluted:*

Average shares outstanding                                      7,938              7,781            7,922              7,761

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                              566                485              580                468
                                                         -------------      -------------    -------------     --------------

Average common and common
equivalent shares outstanding                                   8,521              8,265            8,490              8,229

Net income                                                     $3,291             $2,497           $6,325             $4,862

Per share (primary and fully diluted)
                                                         =============      =============    =============     ==============
Net income per share                                             $.39               $.30             $.75               $.59
                                                         =============      =============    =============     ==============




