Form 10-Q
period 1996-09-30
DH TECHNOLOGY INC
filed 1996-11-19
CIK 728376

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of September 30, 1996 there were 7,969,027 shares of the registrant's Common Stock outstanding.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                          1
                  September 30, 1996, and December 31, 1995

         Condensed Consolidated Statements of Income                    2
                  Three months and nine months ended
                  September 30, 1996, and September 30, 1995
         Condensed Consolidated Statements of Cash Flows                3
                  Nine months ended September 30, 1996, and
                  September 30, 1995

         Notes to Condensed Consolidated Financial Statements           4

     ITEM 2 -

         Management's Discussion and Analysis of                        5
                  Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION
         Item 6 - Exhibits and Reports on Form 8-K                     10


SIGNATURES                                                             11


EXHIBITS INDEX                                                         12






                                              PART 1 - FINANCIAL INFORMATION
                                                 ITEM 1 - Financial Statements
                                           DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                      (In thousands)

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                                     1996                     1995
                                                                                 (Unaudited)

                                                          ASSETS

Current assets:
     Cash and cash equivalents                                                           $24,036                   $28,971
     Short-term investment securities held to maturity                                    15,080                     2,750
     Accounts receivable, net                                                             16,344                    15,785
     Inventories                                                                          14,079                    14,382
     Prepaid expenses and other current assets                                             2,564                     2,317
                                                                              -------------------      --------------------
         Total current assets                                                             72,103                    64,205
                                                                              -------------------      --------------------
     Fixed assets                                                                         21,255                    18,085
        Less accumulated depreciation and
        amortization                                                                      13,561                    11,795
                                                                              -------------------      --------------------
                                                                                           7,694                     6,290
     Intangibles                                                                          12,683                    13,312
     Other assets                                                                          1,872                     1,478
                                                                              ===================      ====================
        Total assets                                                                     $94,352                   $85,285
                                                                              ===================      ====================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $4,476                    $6,383
     Current portion of long-term debt                                                       571                       980
     Accrued payroll                                                                       2,527                     2,579
     Accrued expenses                                                                      2,486                     2,524
     Income taxes payable                                                                  2,502                     2,128
     Deferred revenue                                                                      1,739                       947
                                                                              -------------------      --------------------
        Total current liabilities                                                         14,301                    15,541
                                                                              -------------------      --------------------
Non-current portion of long-term debt                                                      1,650                     2,115
Deferred tax liability                                                                       149                       149
                                                                              -------------------      --------------------
        Total liabilities                                                                 16,100                    17,805
                                                                              -------------------      --------------------
Shareholders' equity:
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                        --                        --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        7,969,027 shares in 1996 and
        7,890,090 shares in 1995                                                          12,978                    12,335
     Foreign currency translation adjustment                                                (94)                     (519)
     Retained earnings                                                                    65,368                    55,664
                                                                              -------------------      --------------------
        Total shareholders' equity                                                        78,252                    67,480
                                                                              -------------------      --------------------
        Total liabilities and shareholders' equity                                       $94,352                   $85,285
                                                                              ===================      ====================

                                   The accompanying  notes are an integral  part
                                       of these condensed consolidated financial statements.





                                                                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                   Condensed Consolidated Statements of Income
                                                                        (September 30, 1996 and 1995)
                                                                      (In thousands, except per share data)



                                                                THREE MONTHS ENDED                NINE MONTHSENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  (Unaudited)                       (Unaudited)

                                                         ------------------------------    ------------------------------
                                                             1996            1995              1996            1995
                                                         ------------------------------    ------------------------------

Net sales                                                     $29,851          $25,278          $87,257          $72,850
Cost of net sales                                              19,230           16,438           56,671           46,729
                                                         -------------   --------------    -------------   --------------
Gross margin                                                   10,621            8,840           30,586           26,121

Operating expenses:
     Selling, general and administrative                        4,283            3,677           12,188           11,648
     Research and development                                   1,390            1,354            4,092            3,598
                                                         -------------   --------------    -------------   --------------
Total operating expenses                                        5,673            5,031           16,280           15,246

Income from operations                                          4,948            3,809           14,306           10,875

Interest income                                                   441              398            1,163              957
Interest expense                                                   68               90              160              223
                                                         -------------   --------------    -------------   --------------

Income before income taxes                                      5,321            4,117           15,309           11,609

Income taxes                                                    1,942            1,461            5,604            4,090
                                                         -------------   --------------    -------------   --------------

Net income                                                     $3,379           $2,656           $9,705           $7,519
                                                         =============   ==============    =============   ==============

Net income per share                                             $.40             $.32            $1.14             $.91
                                                         =============   ==============    =============   ==============

Weighted average number of shares outstanding
Per share (primary and fully diluted):                          8,520            8,341            8,529            8,266






                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements.





                    DH TECHNOLOGY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                          (Unaudited)

                                                                                             --------------------------------------
                                                                                                   1996                1995
                                                                                             --------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:


Operating activities:
   Net income                                                                                           $9,705              $7,519
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                       2,461               2,747
     Provision for loss on accounts receivable                                                              80                  52
     Undepreciated value of asset disposals                                                                 56                  47
     Changes in assets and liabilities excluding effect of acquisitions                                 (1,415)             (1,513)
                                                                                             --------------------------------------

Net cash provided by operating activities                                                               10,887               8,852

Investing activities:
   Net increase (decrease) in short-term investment securities held to maturity                        (12,330)               1,865
   Capital expenditures                                                                                 (3,674)             (1,969)
                                                                                              -------------------------------------

Net cash provided by (used in) investing activities                                                    (16,004)               (104)

Financing activities:
   Principal repayments on long-term debt                                                                 (874)             (1,325)
   Proceeds from the exercise of stock options                                                             643               1,018
                                                                                             --------------------------------------
Net cash used in financing activities                                                                     (231)               (307)

Effect of exchange rate changes on cash                                                                    413                   4

Net increase (decrease) in cash and cash equivalents                                                    (4,935)               8,445

Cash and cash equivalents at beginning of period                                                        28,971              19,587
                                                                                             --------------------------------------

Cash and cash equivalents at end of period                                                             $24,036             $28,032
                                                                                             ======================================

Supplemental Cashflow Disclosures:
   Interest paid on debt                                                                                  $151                $172
   Income taxes paid                                                                                    $3,838              $3,352




              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (September 30, 1996 - Unaudited)

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

Note 2:  Inventories

The composition of inventories at September 30, 1996, and December 31, 1995, were as follows:


                                            1996                    1995
                                           ------                  -----

         Raw Materials                  $8,582,000             $8,221,000
         Work in Process                 1,501,000                940,000
         Finished Goods                  3,996,000              5,221,000
                                        ----------             ----------

         Totals                        $14,079,000            $14,382,000

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

The consolidated statements of income include the operations of the Magnetics Division from October 30, 1995.


ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of $29.9 million for the quarter ended September 30, 1996, increased 18.1% over net sales of $25.3 million for the same period last year. The growth was primarily attributable to the increased unit shipments of transaction printers for the third quarter of 1996. A significant percentage of this growth was attributable to a single customer. See "Certain Factors That May Affect Future Results - Future Operating Results Subject to Fluctuation."


Cost of net sales decreased to 64.4% of net sales for the third quarter of 1996 compared to 65.0% of net sales for the same period of 1995 primarily due to relatively fixed overhead costs applied to increased revenue in the transaction printer business.

Selling, general, and administrative expenses decreased to 14.3% of net sales in the third quarter of 1996 from 14.5% in the same period in 1995 due to net sales increasing at a faster rate than selling, general, and administrative expenses. These expenses increased in absolute dollars to $4.3 million in the third quarter of 1996 from $3.7 million in the third quarter of 1995. This increase was primarily due to three factors: the addition of resources and the broadening of sales and marketing efforts in the barcode business; the expenses associated with patent litigation; and the inclusion of selling, general, and administrative expenses for the Magnetics division for the third quarter of 1996.

Research and development expenses as a percentage of sales decreased to 4.7% in the third quarter of 1996 compared to 5.4% in the third quarter of 1995. Total dollars expended for research and development remained constant at $1.4 million in the third quarter of 1996 and in the third quarter of 1995. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars.

Income from operations as a percentage of net sales increased to 16.6% for the quarter ended September 30, 1996, compared to 15.1% for the same period in 1995 due to lower cost of goods sold and lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $441,000 in the third quarter of 1996 from $398,000 in the third quarter of 1995 as a result of higher cash balances in the third quarter of 1996.

Interest expense decreased to $68,000 in the third quarter of 1996 from $90,000 for the same period in 1995 due to a $500,000 payment of debt in the first quarter of 1996 related to the Stadia acquisition as well as a $500,000 payment in August 1996 related to the Cognitive acquisition.

Income taxes as a percentage of income before income taxes increased to 36.5% for the third quarter of 1996 from 35.5% for the same period in 1995, due in part to an increase in the Australian tax rate to 39%, and in part to reduced benefit from the partially suspended federal research and development tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of $87.3 million for the nine months ended September 30, 1996, increased 19.8% over net sales of $72.9 million for the same period last year. Growth was primarily attributable to the increased unit shipments of transaction printers for the first nine months of 1996. A significant percentage of this growth was attributable to a single customer. See "Certain Factors That May Affect Future Results - Future Operating Results Subject to Fluctuation."

Cost of net sales increased to 64.9% of net sales for the nine months ended September 30, 1996 compared to 64.1% of net sales for the same period of 1995. Two factors primarily contributed to the increase: a mix shift in the printhead business to products with higher material content as a percentage of net sales; and a price decrease initiated at Cognitive where efforts to lower the associated costs continue.

Selling, general, and administrative expenses decreased to 14.0% of net sales in the nine months ended September 30, 1996 from 16.0% in the same period in 1995 due to net sales increasing at a faster rate than selling, general, and administrative expenses. These expenses increased in absolute dollars to $12.2 million in the nine month ended September 30, 1996 from $11.6 million in the same period of 1995. This increase was primarily due the inclusion of selling, general, and administrative expenses for the Magnetics division for the nine months ended September 30, 1996; and the addition of resources and broadening of sales and marketing efforts in the barcode business.

Research and development expenses decreased as a percentage of sales to 4.7% in the nine months period ended September 30, 1996 from 4.9% in the same period in 1995. Total dollars expended for research and development increased to $4.1 million in the nine months ended September 30, 1996 from $3.6 million in the same period in 1995. The Company believes that the continued timely development of new products and enhancements to existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 16.4% for the nine months ended September 30, 1996, compared to 14.9% for the same period in 1995 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $1,163,000 in the nine months ended September 30, 1996 from $957,000 in the same period of 1995 as a result of higher interest bearing cash balances in the first nine months of 1996.

Interest expense decreased to $160,000 in the nine months ended September 30, 1996 from $223,000 for the same period in 1995 due to the payment of debt related to the Cognitive and Stadia acquisitions.

Income taxes as a percentage of income before income taxes increased to 36.6% for the nine months ended September 30, 1996 from 35.2% for the same period in 1995, due in part to an increase in the Australian tax rate to 39%, and in part to the reduced impact of the partially suspended federal research and development tax credit.

Certain Factors That May Affect Future Results
----------------------------------------------

The Company's representatives may from time to time make oral forward looking statements. The factors set forth below are certain important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been increasing and expects to continue to increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. A significant percentage of revenue growth in the quarter and nine months ended September 30, 1996 was attributable to purchases of transaction printers by a single customer. Shipments to this customer are made against purchase orders received from the customer from time to time and are not pursuant to a contract requiring a specified amount of purchases. Although the Company presently expects to generate additional revenue from this customer during the fourth quarter of 1996, the company expects that revenue from this customer in 1997 will decline compared to the total revenue generated from this customer in 1996. To the extent that sales to this or other customers decline and are not replaced with sales to other customers, the Company's results of operations could be affected by general economic conditions. Fluctuations in operating results may cause volatility in the price of the Company's Common Stock.

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


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $39.1 million on September 30, 1996, compared to $31.7 million on December 31, 1995.

OPERATING ACTIVITIES

For the nine months ended September 30, 1996, the Company generated approximately $10.9 million in net cash from operating activities primarily as a result of approximately $9.7 million in net income, $2.5 million in depreciation and amortization, and an increase in net operating assets of $1.3 million.

INVESTING ACTIVITIES

The Company's principal investing activities in the nine months ended September 30, 1996 were the purchase of property and equipment for product development and production and the investment in short-term securities held to maturity. The average life of securities held has been extended to secure higher returns. As of September 30, 1996 the Company anticipates capital expenditures in 1996 between $3 and $5 million, principally for new product tooling, manufacturing equipment, the new MIS system, and the required payments for Cognitive described below

The Company is also required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales by a particular Cognitive product line. The Company does not expect the payment to be material for the remainder of 1996. See Note 3 of notes to condensed consolidated financial statements.

The Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

FINANCING ACTIVITIES

The Company's major financing activities for the first nine months of 1996 were the principal repayment of debt, including the notes payable associated with the Stadia and Cognitive acquisitions. As of September 30, 1996, the Company had $2.2 million in debt outstanding of which the current portion was approximately $600,000. This debt includes $1.5 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1997 through 1999.

On August 15, 1996, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of September 30, 1996, no amounts had been drawn against this line of credit.

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

Item 6 -   Exhibits and reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit 11     Computation of Net Income Per Share.

                           Exhibit 27     Financial Data Schedule.

                  (b)      Reports on Form 8-K
                           No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DH Technology, Inc. by:


     November 14, 1996                             /s/Janet W. Shanks
     -----------------                             ------------------
         Date                        Janet W. Shanks, Chief Accounting Officer
                                            (Chief Accounting Officer)

                               DH TECHNOLOGY, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                  SEQUENTIALLY
EXHIBIT                     DESCRIPTION                           NUMBERED PAGE
-------------------------------------------------------------------------------

         11           Computation of Net Income Per Share              13

         27           Financial Data Schedule                          14



                                                       EXHIBIT 11

                                          DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                          Computation of Net Income Per Share
                                         (In thousands, except per share data)



                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,


                                                         --------------------------------    --------------------------------
                                                             1996               1995             1996              1995
                                                         --------------------------------    --------------------------------

Primary and fully diluted:*

Average shares outstanding                                      7,977              7,830            7,984              7,785

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                              543                511              545                481
                                                         -------------      -------------    -------------     --------------

Average common and common
equivalent shares outstanding                                   8,520              8,341            8,529              8,266

Net income                                                     $3,379             $2,656           $9,705             $7,519

Per share (primary and fully diluted)
                                                         =============      =============    =============     ==============
Net income per share                                             $.40               $.32            $1.14               $.91
                                                         =============      =============    =============     ==============







* There is no significant difference between primary and fully diluted earnings per share.