Form 10-K
period 1996-12-31
DH TECHNOLOGY INC
filed 1997-03-28
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the year ended December 31, 1996, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the Common Stock held by non-affiliates as of March 03, 1997, (based on the last sales price at that date) was approximately $132,674,740. This computation excludes a total of 54,897 shares beneficially owned by certain executive officers and directors of Registrant who may be deemed to be affiliates of Registrant under applicable rules of the Securities and Exchange Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 03, 1997, there were 7,975,777 shares of Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference to Exhibit 13 hereto to the extent stated herein. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24th, 1997, is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.    Business

General

DH Technology, Inc., a California corporation (the "Company," unless the context otherwise requires, the term "Company" refers to DH Technology, Inc. and its consolidated subsidiaries), was incorporated in 1983. The Company designs, manufactures, and sells transaction printers and mechanisms, impact printheads and magnetic heads, bar code printers, and related services and supplies, such as labels and ribbons. The Company also offers printhead repair and replacement services. The Company's products provide printing solutions for many diverse applications,  including  freight  and bar  code  labels,  retail  point-of-sale transactions, gasoline vending receipts, and airline ticketing. Other applications include banking and ATM transactions, health care industry transactions, data processing reports, gaming tickets, and multi-part forms.

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

     Bar Code Products

     The Company's bar code products utilize direct thermal, thermal transfer, and laser printing technology in a full range of product families which include desktop printers, portable printers, industrial printers, continuous-feed laser printers, print and apply products for wholesale and industrial use, and related supplies and services, such as software and ribbons. In addition, the Company supplies a full range of stock and bar code labels as well as custom label products.

     The Company's thermal bar-code printer products include a thermal transfer printer designed for industrial environments with the need for high volume printing, a family of direct thermal and thermal transfer compact desktop printers designed for medium volume printer requirements, and several direct thermal and thermal transfer portable printers designed for commercial usage and harsh environments. The Company's print and apply products automatically cut and apply bar code labels in high speed packaging environments.

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

The Company's bar code products are primarily utilized in commercial and retail environments to print labels and bar codes. These products are sold primarily to distributors and value added resellers who add value via software or service. The Company also sells these products directly to end users who are implementing new, expansion, or replacement bar coding systems. The Company's labeling products and marking solutions are sold to end users through a sales force located in seven states.

Marketing efforts include advertisements in a number of trade journals, news releases covering new products, and participation in most of the significant industry trade shows in the United States and Europe.

As of December 31, 1996, domestic and international sales were conducted via direct sales offices, distributors and agents.

In 1996, First Data Corporation accounted for 13% of total revenue, or $15,042,000; and no customer accounted for more than 10% of the Company's revenues in 1995 or 1994.

Export revenues for the Company's North American operations, shipped primarily to Europe, were approximately 9%, 10%, and 11%, of total revenues in 1996, 1995, and 1994, respectively. Total foreign sales were $34,857,000 or 30% of revenue in 1996, $31,272,000 or 32% of revenue in 1995, and $24,006,000 or 31% of revenue in 1994.

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

Backlog

Most customers purchase products from the Company under purchase orders that specify prices for particular quantities and anticipated release dates ranging up to 10 months. The total backlog under such purchase orders was $18,025,174 as of March 3, 1997, compared to $33,455,000 as of March 4, 1996. The decrease from 1996 to 1997 is primarily due to a decline in sales in 1997 to the Company's principal customer for 1996. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Accordingly, the Company's backlog as of any particular date may not necessarily be indicative of actual sales for any future period.

Manufacturing and Suppliers

The Company manufactures substantially all of its impact printheads and magnetic heads in Tijuana, Mexico, and manufactures prototypes and conducts pilot runs for printheads at its headquarters in San Diego, California. The Company manufactures its transaction printers and mechanisms in Riverton, Wyoming, its bar code products in Paso Robles, California; and its labels and supplies in Denver, Colorado. The Company also manufactures impact and thermal printers in Manchester, England. Foreign manufacturing is subject to certain risks, including transportation delays and interruptions, the imposition of tariffs and export controls, and changes in governmental policies.

The Company manufactures its products in high volume and to exacting quality standards. Accordingly, the Company maintains an extensive quality assurance program, including precision computerized final testing of all printheads and extensive burn-in testing for its bar code products, transaction printers, and mechanisms.

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

There can be no assurance that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents or other will not have an adverse effect on the Company's ability to do business, or that others will not independently develop similar products, duplicate the Company's products, or design around the patents issued to the Company.

Competition

One domestic and one foreign printhead manufacturer compete directly with the Company in the high performance segment of the impact printhead market, and additional companies manufacture impact printheads for the intermediate and low performance portions of the market. Additionally, some printer manufacturers sell printheads in competition with the Company. The principal competitive factors in the printhead business are technological expertise and the ability to deliver reliable and cost-effective products on a timely basis. The Company believes that it successfully competes on each of these bases.

There are numerous small and large competitors in the transaction printing market. Large, typically Japanese, manufacturers dominate the lower end of the market. The Company has been successful in the intermediate to high-end portion of that market due to the Company's ability to provide application-specific products for its customers within relatively short lead times.

There are numerous competitors in the printing segment of the bar code market. In addition, the Company expects competition to increase in this market over the next several years. The Company believes its ability to utilize a full range of technology and products gives the Company a reasonably competitive position in relation to many of its competitors in meeting the needs of its customers.

Product Development

The Company is a leader in the development of both impact printing and thermal printing technology. The Company's product development activities are targeted at both existing and new applications. A variety of engineering skills are required in the development of the Company's products, and the Company maintains expertise in mechanical, electrical, firmware, and software engineering disciplines. As of March 3, 1997, the Company employed 62 individuals dedicated to research and development.

In  1996,  1995,  and  1994,  the  Company  spent  $5,805,000,  $5,007,000,  and
$4,685,000, respectively, for research and development.

Employees

As of March 3, 1997, the Company and its subsidiaries had 925 full-time employees. No employee is covered by a collective bargaining agreement, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

Information regarding the Company's Executive Officers is as follows:

     Mr. William H. Gibbs, 53, President, Chief Executive Officer, and Chairman of the Company, joined the Company in November 1985.

     Mr. Walter S. Sobon, 48, Chief Financial Officer, joined the Company in March 1997. From November 1995 to march 1997 Mr. Sobon was an Independent Management Consultant. From October 1989 to November 1995 Mr. Sobon served as the Senior Vice President, Chief Financial Officer and Corporate Secretary of VWR Scientific Products Corporation, a laboratory products company.

     Mr. David T. Ledwell, 50, Executive Vice President, Transaction Products, joined the Company in March 1986.

     Ms. Janet W. Shanks, 37, Chief Accounting Officer, Corporate Controller, and Secretary, joined the Company in October 1986.

Certain Factors That May Affect Future Results

The risk factors set forth below and elsewhere under this Item 1 under the captions "Marketing and Customers, " "Backlog, " "Manufacturing and Supplies," "Patents and Licenses," and "Competition" are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

Future Operating Results Subject to Fluctuation -- The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings.

The Company anticipates that net sales and results of operations for the first quarter of 1997 will be significantly below the corresponding results for the first quarter of 1996 due to delays in orders from some major customers and to a decline in sales in 1997 to the Company's principal customer for 1996. To the extent that sales to this or other customers decline and are not replaced with business from other customers, the Company's results of operations will be adversely affected.

In addition, the Company is continually evaluating the possible impairment of goodwill to determine whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Further, the Company's expense levels are based in part on expectations of future revenues. The Company has established a program to decrease expenses in light of the anticipated reduction in revenue discussed above. However, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. The Company's operating results could also be affected by general economic conditions. Fluctuations in operating results are likely to cause volatility in the price of the Company's Common Stock.

Management of Acquisitions -- Historically, the Company has achieved a portion of its growth through acquisitions of other businesses, and the Company continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could materially and adversely affect the Company's business and operating results. Additionally, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

Technological Change; Competition; Dependence on New Products -- The markets for some of the Company's products are characterized by frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. In addition, the Company must respond to current competitors, who may choose to increase their presence in the Company's markets, and to new competitors, who may choose to enter those markets. If the Company is unable to make timely introduction of new products or respond to competitive threats, its business and operating results could be materially adversely affected.

Fluctuation in Demand -- The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. The Company anticipates that first quarter 1997 results will be below last year's level due to a reduction in orders from some major customers.

ITEM 2.    PROPERTIES

The following table outlines the current property leases held by the Company:

---------------------------- --------------------------------------------- ------------------ ------------ ---------------
LOCATION                     PURPOSE                                            SQUARE          ANNUAL      EXPIRE DATE
                                                                                FOOTAGE          COST
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
San Diego, California        administration,    marketing,   engineering,     17,700 sq. ft    $206,000      June 2001
                             pilot production operations, refurbishment
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
San Diego, California        executive offices                                  4,800 sq. ft     $48,000     June 1997

---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Riverton, Wyoming            manufacturing,    engineering,    marketing,     40,000 sq. ft    $100,000      March 2002
                             administration
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Paso Robles, California      manufacturing,    engineering,    marketing,      45,000 sq. ft   $134,000      Sept. 1997
                             administration
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Denver, Colorado             administration, marketing, manufacturing         23,500 sq. ft    $190,000      Feb. 2004

---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Tijuana, Mexico              manufacturing                                    30,000 sq. ft    $103,000    Month to Month

---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Tijuana, Mexico              manufacturing                                    10,900 sq. ft     $40,000      March 1999

---------------------------- --------------------------------------------- ------------------ ------------ ---------------
---------------------------- --------------------------------------------- ------------------ ------------ ---------------
Sydney, Australia            marketing, administration, technical support       8,600 sq. ft     $39,000     June 1998

---------------------------- --------------------------------------------- ------------------ ------------ ---------------

The Company owns a 12,000 square foot building in Manchester, England in which its DH Technology, plc subsidiary performs manufacturing, marketing, and administration.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding "Market for the Registrant's Common Equity and Related Stockholder Matters" is incorporated by reference to the Company's 1996 Annual Report to Shareholders, where such information appears under the caption "Common Stock Information" on page 26 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated by reference to the Company's 1996 Annual Report to Shareholders, where such information appears under the caption "Selected Financial Data" on page 12 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to the Company's 1996 Annual Report to Shareholders, where such information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated  financial  statements  of the  Company  are  incorporated  by reference to the Company's 1996 Annual Report to Shareholders, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 16 through 26 of such report. An excerpt from the Annual Report to the Shareholders containing this information has been filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information regarding the Company's Directors is set forth under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 24, 1997, which is incorporated herein by reference. See Item 1 for information regarding Executive Officers.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General  Instructions G(3) to Form 10-K, the information required by
Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" in Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 24, 1997, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General  Instruction G(3) to Form 10-K, the information  required by
Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A on March 24, 1997 which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K.

     1. Financial Statements. The following consolidated financial statements of DH Technology, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the Registrant's 1996 Annual Report to
Shareholders:

   Consolidated Balance Sheets - December 31, 1996 and 1995.
   Consolidated Statements of Income - Years Ended December 31, 1996, 1995, and 1994. Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995, and 1994. Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995, and 1994. Notes to Consolidated Financial Statements Independent Auditors' Report- KPMG Peat Marwick LLP

With the exception of the aforementioned information, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report unless otherwise noted.

     2. Financial Statement Schedules. The following financial statement schedules of DH Technology, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements , and related notes thereto, of DH Technology, Inc. and subsidiaries.
Schedule                                                                  Page

II  Valuation  and   Qualifying   Accounts..............................   S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

   Exhibit                               Description
   Number
 -----------    ----------------------------------------------------------------
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

     3.1 Registrant's Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

   Exhibit
    Number                               Description
-------------   ----------------------------------------------------------------
     3.2        Certificate of Amendment of Restated  Articles of  Incorporation
                dated September 22, 1995.  (Incorporated by reference to Exhibit
                3.1(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

     3.3 Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

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

     11         Computation of Net Income Per Share.

     13         Registrant's  1996  Annual  Report  to  Shareholders,  pages  12 through 27.

     21         List of Subsidiaries.

    23.1        Independent Auditors' Consent and Report on Schedules.
------------------------
* Management contract or compensatory plan or arrangement.


     (b)  Form 8-K Reports:

          No current report on Form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DH TECHNOLOGY, INC.

                                By:      /s/ Janet W. Shanks
                                ----------------------------
                                  Janet W. Shanks
                                  Chief Accounting Officer,
                                  Corporate Controller, and Secretary

Date: March 27, 1997
                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William H. Gibbs and Janet W. Shanks, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                Title                                  Date
-----------------------------    ----------------------------------------     ----------------------------

/s/William H. Gibbs/             Chairman of the Board, President,                  March 27, 1997
--------------------
(William H. Gibbs)               Chief Executive Officer
                                 (Principal Executive Officer)

/s/Walter S. Sobon/              Chief Financial Officer                            March 27, 1997
--------------------             (Principal Financial Officer)
(Walter S. Sobon)

/s/Janet W. Shanks/              Chief Accounting Officer, Corporate                March 27, 1997
-------------------              Controller, and Secretary
(Janet W. Shanks)

/s/William J. Bowers/            Director                                           March 27, 1997
---------------------
(William J. Bowers)

/s/Bruce G. Klaas/               Director                                           March 27, 1997
--------------------
(Bruce G. Klaas)

/s/Don M. Lyle/                  Director                                           March 27, 1997
-------------------
(Don M. Lyle)

/s/George M. Ryan/               Director                                           March 27, 1997
-------------------
(George M. Ryan)


                                                   S - 1
                                    DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                                SCHEDULE II
                                     VALUATION AND QUALIFYING ACCOUNTS
                                     Fiscal Years 1996, 1995, and 1994
                                           (Amounts in Thousands)


                       Balance at      Charge to       Charge to                         Balance at
                       Beginning of     Cost and     Other Accounts     Recoveries/    End of Period
Description               Period         Expense           (1)         (Deductions)
-----------               ------         -------           ---         ------------    -------------

Allowance for
Doubtful Accounts

1996                     $1,067            $87             --             $43              $1,197
1995                      1,003             75             --             (11)              1,067
1994                        979            105             58            (139)              1,003


--------------------

(1) Recorded upon acquisition.






                                                     EXHIBIT 11

                                        DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                        Computation of Net Income Per Share
                                       (In thousands, except per share data)


                                                         THREE MONTHS                         TWELVE MONTHS
                                                             ENDED                                ENDED
                                                          DECEMBER 31                          DECEMBER 31

                                                 ------------    -------------       --------------    ------------
                                                 ------------------------------      --------------------------------
                                                      1996             1995                1996             1995
                                                 ------------------------------      --------------------------------

Primary and fully diluted:*

Average shares outstanding                             7,974            7,880                7,890           7,809

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                     398              511                  461             528
                                                 ------------    -------------       --------------    ------------

Average common and common
equivalent shares outstanding                          8,372            8,391                8,351           8,337

Net income                                            $3,322           $2,783              $13,027         $10,301

Per share (primary and fully diluted)
Net income per share                                    $.40             $.33                $1.56           $1.24
                                                 ------------    -------------       --------------    ------------
                                                 ------------    -------------       --------------    ------------




                                                                    EXHIBIT 13


Selected Financial Data
Years ended December 31,           1996     1995     1994     1993     1992     1991      1990     1989    1988     1987
(In thousands, except per
 share data)

Income Statement Data
Revenue:
         Net sales ...........  $115,784  $98,855  $77,918  $56,351  $54,081  $46,288  $40,038  $41,619  $29,109  $15,763
         License fees and
             royalties .......      --       --       --       --         89      258    1,089      436      251      695
                                  -----     -----    -----    -----    -----     ----     ----    -----      ---      ---
Total revenue ................   115,784   98,855   77,918   56,351   54,170   46,546   41,127   42,055   29,360   16,458
Costs and expenses:
         Cost of net sales ...    74,847   63,267   48,972   34,870   33,770   28,526   24,521   26,527   20,025   10,152
         Selling, general and
             administrative ..    15,997   15,383   12,769    8,955    8,599    8,078    5,523    5,297    4,113    2,378
         Research and
                  development      5,805    5,007    4,685    4,170    4,150    3,744    2,845    2,259    1,450      683
                                   -----    -----    -----    -----    -----    -----    -----    -----    -----      ---
Total costs and expenses .....    96,649   83,657   66,426   47,995   46,519   40,348   32,889   34,083   25,588   13,213
                                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Income from operations .......    19,135   15,198   11,492    8,356    7,651    6,198    8,238    7,972    3,772    3,245
Interest income, net .........     1,342      955      644      692      391      584      921      560      174      354
                                   -----      ---      ---      ---      ---      ---      ---      ---      ---      ---
Income before income taxes ...    20,477   16,153   12,136    9,048    8,042    6,782    9,159    8,532    3,946    3,599
Income taxes .................     7,450    5,852    4,078    2,717    2,252    2,144    3,192    2,640      816      765
                                   -----    -----    -----    -----    -----    -----    -----    -----      ---      ---
Net income ...................   $13,027  $10,301   $8,058   $6,331   $5,790   $4,638   $5,967   $5,892   $3,130   $2,834
                                 -------  -------   ------   ------   ------   ------   ------   ------   ------   ------
Net income per share .........     $1.56    $1.24    $1.00    $0.82    $0.75    $0.62    $0.79    $0.79    $0.43    $0.38
                                   -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Shares used in
         per share calculation     8,351    8,337    8,076    7,731    7,749    7,481    7,529    7,494    7,260    7,383
                                   -----    -----    -----    -----    -----    -----    -----    -----    -----    -----

Years ended December 31,            1996     1995     1994     1993     1992     1991     1990     1989     1988     1987

(In thousands)
Balance Sheet Data
Working capital ..............   $62,029  $48,664  $37,191  $41,406  $34,771  $27,679  $24,712  $21,077  $15,083  $10,400
Total assets .................    97,105   85,285   71,306   55,975   47,937   44,113   35,713   32,565   24,709   15,065
Long-term debt ...............     2,212    3,095    4,355    1,580    2,358    3,687    3,109    4,016    4,865       73
Shareholders' equity .........    82,252   67,480   55,848   46,732   39,902   33,531   27,904   22,176   15,914   12,692
                                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

The selected financial data should be read with the related consolidated financial statements and notes thereto, included herein.

Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto.

Results of Operations
Operating Percentages                    1996     1995     1994
                                         ----     ----     ----
Net sales ..........................     100.0%   100.0%   100.0%
Cost of net sales ..................      64.6%    64.0%    62.9%
Selling, general, and administrative      13.8%    15.6%    16.4%
Research and development ...........       5.0%     5.1%     6.0%
Income from operations .............      16.5%    15.4%    14.7%
Income before income taxes .........      17.7%    16.3%    15.6%
Income taxes .......................       6.4%     5.9%     5.2%
Net income .........................      11.3%    10.4%    10.3%

The consolidated financial statements of DH Technology, Inc. (the "Company") represent the financial results of DH Technology, Inc. and its consolidated subsidiaries, Stadia Colorado Corp. ("Stadia"); Cognitive Solutions, Inc. ("Cognitive"); DH Tecnologia de Mexico, S.A. de C.V.; DH Technology plc; and DH Technology pty. Results of operations subsequent to February 28, 1994, reflect the added results of Stadia, and results for Cognitive are included after August 31, 1994. Also, results of operations subsequent to October 30, 1995, reflect the added results of Mos Magnetics. See Note 10 of Notes to Consolidated Financial Statements.

1996 Compared to 1995

In 1996, net sales grew to $115.8 million, a 17.1% increase over 1995 net sales of $98.9 million. This growth was primarily attributable to increased unit shipments of transaction printers in 1996. A significant percentage of this growth was attributable to a single customer. The Company expects that sales to this customer will decrease significantly in 1997 as a substantial portion of the business was fulfilled in 1996. Due to the expected decrease in sales to this customer and to delays in orders from certain other customers, the Company expects that net sales, and, accordingly, the results of operations for the first quarter of 1997 will be significantly below the corresponding amounts for the first quarter of 1996. See "Certain Factors That May Affect Future Results-Future Operating Results Subject to Fluctuation."

Cost of net sales increased slightly to 64.6% of net sales in 1996 from 64.0% in 1995. Two factors primarily contributed to the increase: a mix shift in the printhead business to products with higher material content as a percentage of net sales, and a price decrease for Cognitive's barcode printers in 1996 which was not completely offset by cost reductions.

Selling, general, and administrative expenses as a percentage of net sales decreased to 13.8% in 1996 compared to 15.6% in 1995 due to net sales increasing at a faster rate than these expenses. These expenses increased in absolute dollars to $16.0 million in 1996 compared to $15.4 million in 1995. This increase was primarily due to the inclusion of selling, general, and administrative expenses for the Magnetics division for all of 1996, and an increase in costs related to the implementation of a new worldwide MIS system, partially offset by the effect of a foreign exchange gain realized when foreign subsidiaries reduced intercompany obligations.

Research and development expenses remained relatively constant at 5.0% of net sales in 1996 compared to 5.1% in 1995. Total research and development expenses increased to $5.8 million in 1996 from $5.0 million in 1995. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars.

Income from operations as a percentage of net sales increased to 16.5% in 1996 from 15.4% in 1995 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $1,491,000 in 1996 compared to $1,231,000 in 1995 as a result of higher interest-bearing cash balances in 1996.

Interest expense decreased to $149,000 in 1996 from $276,000 in 1995 due to the payment of debt related to the Cognitive and Stadia acquisitions. See Note 6 of Notes to Consolidated Financial Statements.


Income taxes as a percentage of income before taxes increased to 36.4% for 1996 from 36.2% for 1995, principally due to the reduced benefits from the federal research and development tax credit. See Note 12 of Notes to Consolidated Financial Statements.

1995 Compared to 1994

In 1995, net sales grew to $98.9 million, a 27.0% increase over 1994 net sales of $77.9 million. Approximately two-thirds of this increase was due to increased unit shipments of specialty printers and printer components, including printheads. The remainder of the increase was attributable to the inclusion of results of Cognitive, and to a lesser extent Stadia, for an entire twelve months in 1995.

Cost of net sales increased to 64.0% of net sales in 1995 compared to 62.9% in 1994. Three factors contributed approximately equally to the increase. First, the results of Cognitive, whose products have slightly lower margins than the Company's historical average, were included for all of 1995. Second, start-up costs associated with the introduction of two new printer products in 1995 and higher component and expediting costs caused by integrated circuits shortages contributed to lower consolidated margins. Third, in 1995 the Company filled a sizable order for low-end transaction printers with gross margins considerably lower than the historical average for the Company.

Selling, general, and administrative expenses as a percentage of net sales decreased to 15.6% in 1995 compared to 16.4% in 1994 due to consolidated revenue increasing at a faster rate than consolidated selling, general, and administrative expenses. These expenses increased in absolute dollars to $15.4 million in 1995 compared to $12.8 million in 1994. This increase was primarily attributable to the inclusion of results for Stadia and Cognitive for all of 1995.

Research and development expenses decreased to 5.1% of net sales in 1995 from 6.0% in 1994 due to consolidated revenues increasing at a faster rate than consolidated research and development expenses. Total dollars expended for research and development increased to $5.0 million in 1995 from $4.7 million in 1994. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining its competitive position.

Income from operations as a percentage of net sales increased to 15.4% in 1995 from 14.7% in 1994 primarily due to lower operating expenses as a percentage of revenue as discussed above.

Interest income increased to $1,231,000 in 1995 compared to $854,000 in 1994 as a result of higher cash balances and higher interest rates in 1995.

Interest  expense  increased  to $276,000  in 1995 from  $210,000 in 1994 due to interest expense associated with debt incurred as a result of the Stadia and Cognitive acquisitions. See Note 6 of Notes to Consolidated Financial Statements.

Income taxes as a percentage of income before taxes increased to 36.2% for 1995 from 33.6% for 1994, principally due to reduced benefits from the federal research and development tax credit. See Note 12 of Notes to Consolidated Financial Statements.

Certain Factors That May Affect Future Results

The Company's representatives may from time to time make oral forward-looking statements. The factors set forth below are certain important factors that could affect future operating results or cause actual results to differ materially from those projected in any such forward-looking statements.

Future Operating Results Subject to Fluctuation -- The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings.

The Company anticipates that net sales and results of operations for the first quarter of 1997 will be significantly below the corresponding results for the first quarter of 1996 due to delays in orders from some major customers and to a decline in sales in 1997 to the Company's principal customer for 1996. To the extent that sales to this or other customers decline and are not replaced with business from other customers, the Company's results of operations will be adversely affected.

In addition, the Company is continually evaluating the possible impairment of goodwill to determine whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Further, the Company's expense levels are based in part on expectations of future revenues. The Company has established a program to decrease expenses in light of the anticipated reduction in revenue discussed above. However, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. The Company's operating results could also be affected by general economic conditions. Fluctuations in operating results are likely to cause volatility in the price of the Company's Common Stock.

Management of Acquisitions -- Historically, the Company has achieved a portion of its growth through acquisitions of other businesses and continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could materially and adversely affect the Company's business and operating results. Additionally, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

Technological Change; Competition; Dependence on New Products -- The markets for some of the Company's products are characterized by frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. In addition, the Company must respond to current competitors, who may choose to increase their presence in the Company's markets, and to new competitors, who may choose to enter those markets. If the Company is unable to make timely introduction of new products or respond to competitive threats, its business and operating results could be materially adversely affected.

Fluctuation in Demand -- The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. The Company anticipates that first quarter 1997 results will be below last year's level due to a reduction in orders from some major customers.

Liquidity and Capital Resources

Throughout 1996, the Company continued to maintain its strong financial condition. The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities totaled approximately $44.8 million on December 31, 1996, compared to $31.7 million on December 31, 1995.

Operating Activities

In 1996, the Company generated approximately $17.2 million in net cash from operating activities primarily as a result of $13.0 million in net income and $3.8 million in depreciation and amortization.

Investing Activities

The Company's principal investing activity in 1996 was the purchase of property and equipment for product development and production, the purchase of a worldwide MIS system, and the investment in short-term securities held to maturity. The average life of securities held has been extended to secure higher returns. As of December 31, 1996, the Company had no material commitments for capital expenditures. However, the Company anticipates capital expenditures of $3 to $4 million in 1997, principally for new product tooling and manufacturing equipment.

The Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales of a particular Cognitive product line. The Company does not expect the payments to be material in 1997. See Note 10 of Notes to Consolidated Financial Statements.

Financing Activities

The Company's major financing activities in 1996 were the principal repayment of long-term debt, including the notes payable associated with the Stadia and Cognitive acquisitions. As of December 31, 1996, the Company had $2.2 million in debt outstanding of which the current portion was approximately $577,000. This long-term debt includes approximately $1.5 million payable in annual installments of $500,000 each in 1997 through 1999 to the former owner of Cognitive.

On August 15, 1996, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of December 31, 1996, no draws had been made against this line of credit. The Company is currently negotiating an additional $15 million no-fee line of credit agreement.

The Company currently expects that current cash balances and cash generated from operations will adequately fund the Company's anticipated cash needs for the next twelve months. However, the Company continues to evaluate potential acquisitions of businesses that would complement the Company's existing businesses and product lines, and any such acquisitions could require the use of the Company's cash resources and/or additional borrowings.

The Company reviews potential foreign currency risks on an ongoing basis and to date has been able to effectively manage this risk without the use of hedging instruments. In 1996 a $393,000 net gain was realized as a result of favorable exchange rates prevailing when the foreign subsidiaries reduced intercompany obligations.

Consolidated Balance Sheets

Years ended December 31,                                                                1996           1995

Assets
Current assets:
         Cash and cash equivalents ...............................................  $30,943,000   $28,971,000
         Short-term investment securities held to maturity (note 2) ..............   13,835,000     2,750,000
         Accounts receivable, net of allowance for doubtful
         accounts of $1,197,000 in 1996 and $1,067,000 in 1995 ...................   16,006,000    15,785,000
         Inventories (note 3) ....................................................   11,582,000    14,382,000
         Deferred tax asset (note 12) ............................................    2,089,000     1,744,000
         Prepaid expenses and other current assets ...............................      792,000       573,000
                           Total current assets ..................................   75,247,000    64,205,000
         Fixed assets, net (notes 4 and 6) .......................................    8,250,000     6,290,000
         Intangible assets, net (note 5) .........................................   12,464,000    13,312,000
         Deferred tax asset (note 12) ............................................      206,000          --
         Other assets ............................................................      938,000     1,478,000
                                                                                        -------     ---------
                           Total assets ..........................................  $97,105,000   $85,285,000
                                                                                    ===========   ===========
Liabilities and Shareholders' Equity
Current liabilities:
         Accounts payable ........................................................   $4,587,000    $6,383,000
         Current portion of long-term debt (note 6) ..............................      577,000       980,000
         Accrued payroll, payroll taxes, and benefits ............................    2,630,000     2,579,000
         Accrued expenses ........................................................    1,963,000     2,045,000
         Income taxes payable (note 12) ..........................................    2,406,000     2,128,000
         Accrued warranty ........................................................      478,000       479,000
         Deferred revenue ........................................................      577,000       947,000
                                                                                        -------       -------
                           Total current liabilities .............................   13,218,000    15,541,000
Long-term debt (note 6) ..........................................................    1,635,000     2,115,000
Deferred tax liability (note 12) .................................................         --         149,000
                             --                                                        --------       -------
                           Total liabilities .....................................   14,853,000    17,805,000
Shareholders' equity (note 8):
         Preferred shares, no par value
                  Authorized: 1,000,000 shares; none issued
         Common shares:
                  Common stock, no par value, authorized:
                           28,500,000 shares; issued and outstanding:
                                    7,974,277 in 1996 and 7,890,090 shares in 1995   13,168,000    12,335,000
                  Foreign currency translation adjustment ........................      393,000      (519,000)
                                                                                        -------      --------
                  Retained earnings ..............................................   68,691,000    55,664,000
                                                                                     ----------    ----------
                           Total shareholders' equity ............................   82,252,000    67,480,000
                  Commitments (notes 6, 7, 8, 10, and 11)
                           Total liabilities and shareholders' equity ............  $97,105,000   $85,285,000
                                                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income


Years ended December 31,                            1996           1995           1994
                                                    ----           ----           ----

Net sales ...................................   $115,784,000    $98,855,000    $77,918,000
Costs and expenses:
         Cost of net sales ..................     74,847,000     63,267,000     48,972,000
         Selling, general, and administrative     15,997,000     15,383,000     12,769,000
         Research and development ...........      5,805,000      5,007,000      4,685,000
                                                   ---------      ---------      ---------
Total costs and expenses ....................     96,649,000     83,657,000     66,426,000
Income from operations ......................     19,135,000     15,198,000     11,492,000
                                                  ----------     ----------     ----------
Interest income .............................      1,491,000      1,231,000        854,000
Interest expense ............................       (149,000)      (276,000)      (210,000)
                                                    --------       --------       --------
Net interest income .........................      1,342,000        955,000        644,000
                                                   ---------        -------        -------
Income before income taxes ..................     20,477,000     16,153,000     12,136,000
Income taxes (note 12) ......................      7,450,000      5,852,000      4,078,000
                   --                              ---------      ---------      ---------
Net income ..................................    $13,027,000    $10,301,000     $8,058,000
Net income per share ........................          $1.56          $1.24          $1.00
                                                       -----          -----          -----
Shares used in per share calculation ........      8,351,000      8,337,000      8,076,000


Consolidated Statements of Shareholders' Equity

                                                               Foreign Currency               Total
                                              Common Stock        Translation   Retained   Shareholders'
                                           Shares       Amount     Adjustment   Earnings      Equity
                                           ----------------------------------------------------------

Balance, December 31, 1993 ............  $7,624,384  $10,133,000  $(706,000)  $37,305,000   $46,732,000
Exercise of options and warrants ......     106,777      511,000         --            --       511,000
Tax benefit of stock option exercise ..          --       96,000         --            --        96,000
Foreign currency translation adjustment          --           --    451,000            --       451,000
Net income ............................          --           --         --     8,058,000     8,058,000


Balance, December 31, 1994 ............   7,731,161   10,740,000   (255,000)   45,363,000    55,848,000
Exercise of options and warrants ......     158,929    1,235,000         --            --     1,235,000
Tax benefit of stock option exercise ..          --      360,000         --            --       360,000
Foreign currency translation adjustment          --           --   (264,000)           --      (264,000)
Net income ............................          --           --         --    10,301,000    10,301,000


Balance, December 31, 1995 ............   7,890,090   12,335,000   (519,000)   55,664,000    67,480,000
Exercise of options and warrants ......      84,187      694,000         --            --       694,000
Tax benefit of stock option exercise ..          --      139,000         --            --       139,000
Foreign currency translation adjustment          --           --    912,000            --       912,000
Net income ............................          --           --         --    13,027,000    13,027,000

Balance, December 31, 1996 ............   7,974,277  $13,168,000   $393,000   $68,691,000   $82,252,000

See accompanying notes to consolidated financial statements


Consolidated Statements of Cash Flows
Years ended December 31,                                                           1996           1995           1994
                                                                                   ----           ----           ----

Cash flows from operating activities:
         Net income ..........................................................   $13,027,000    $10,301,000     $8,058,000
         Adjustments to reconcile net income to
                  net cash provided by operating activities:
                           Depreciation and amortization .....................     3,830,000      3,640,000      2,391,000
                           Provision for loss on accounts receivable .........        87,000         65,000        105,000
                           Undepreciated value of asset disposals ............        42,000         65,000          6,000
                           Provision for deferred income taxes,
                                    excluding effect of acquisitions .........      (700,000)      (658,000)      (429,000)
         Changes  in assets and liabilities, excluding effect of acquisitions:
                           Accounts receivable ...............................      (308,000)    (3,219,000)    (1,997,000)
                           Inventories .......................................     2,800,000     (2,814,000)    (1,651,000)
                           Prepaid expenses and other assets .................       321,000        (17,000)       170,000
                           Accounts payable and accrued expenses .............    (1,878,000)     2,264,000       (891,000)
                           Accrued payroll, payroll taxes, and benefits ......        51,000        431,000        513,000
                           Income taxes payable ..............................       278,000        772,000       (343,000)
                           Accrued warranty ..................................        (1,000)        96,000        (20,000)
                           Deferred revenue ..................................      (370,000)        61,000        696,000
                                                                                    --------         ------        -------
                           Net cash provided by operating activities .........    17,179,000     10,987,000      6,608,000
Cash flows from investing activities:
         Net (increase) decrease in short-term
                  investment securities held to maturity .....................   (11,085,000)     1,550,000      5,420,000
         Payment for acquisition purchases, net of cash acquired .............            --       (753,000)   (12,825,000)
         Capital expenditures ................................................    (4,869,000)    (2,469,000)    (2,293,000)
         Proceeds from sale of assets ........................................            --             --         26,000
                                                                                     -------      ---------         ------
                           Net cash used in investing activities .............   (15,954,000)    (1,672,000)    (9,672,000)
Cash flows from financing activities:
         Principal repayments of long-term debt ..............................      (883,000)    (1,260,000)    (1,482,000)
         Exercise of stock options ...........................................       694,000      1,235,000        511,000
         Tax benefit of stock option exercise ................................       139,000        360,000         96,000
                                                                                     -------        -------         ------
                  Net cash provided by (used in) financing activities ........       (50,000)       335,000       (875,000)
Effect of exchange rate changes on cash ......................................       797,000       (266,000)       365,000
                                                                                     -------       --------        -------
Net increase (decrease) in cash and cash equivalents .........................     1,972,000      9,384,000     (3,574,000)
Cash and cash equivalents at beginning of year ...............................    28,971,000     19,587,000     23,161,000
                                                                                  ----------     ----------     ----------
Cash and cash equivalents at end of year .....................................   $30,943,000    $28,971,000    $19,587,000
                                                                                 ===========    ===========    ===========
Supplemental cash flow disclosures:
         Interest paid on debt ...............................................      $140,000        $93,000       $106,000
                                                                                    --------        -------       --------
         Income taxes paid ...................................................    $6,413,000     $5,738,000     $3,539,000
                                                                                  ----------     ----------     ----------
Supplementary disclosure of noncash investing activity:
         Fair market value of assets acquired ................................  $         --       $815,000    $15,865,000
         Cash paid ...........................................................            --       (753,000)   (12,952,000)
                                                                                     -------       --------    -----------
         Liabilities assumed .................................................  $         --        $62,000     $2,913,000
                                                                                  ==========        =======     ==========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Business -- DH Technology, Inc. and subsidiaries' (the "Company") principal business activity involves the design, manufacture, and distribution of transaction printers and mechanisms, impact printheads, bar code printers, and related services and supplies, such as labels and ribbons. The Company's core technologies include thermal, impact and laser. Products are marketed worldwide by a direct sales force, sales representatives, value-added resellers and distributors. The Company maintains offices in the United States, Mexico, England and Australia.

Principles of Consolidation -- The consolidated financial statements include the accounts of DH Technology, Inc. and its wholly-owned subsidiaries, Stadia Colorado Corp.; Cognitive Solutions, Inc.; DH Tecnologia de Mexico, S.A. de C.V.; DH Technology plc; and DH Technology pty. Results of operations subsequent to February 28, 1994, reflect the added results of Stadia, and results for Cognitive are included after August 31, 1994 (Note 10). All significant intercompany accounts and transactions have been eliminated.

Net Income Per Share -- Net income per share for the years ended December 31, 1996, 1995, and 1994 is computed based on the weighted average number of common and common equivalent shares outstanding during each year. Stock options and warrants that have a dilutive effect are considered common stock equivalents for purposes of this calculation. Fully diluted net income per share is not materially different from primary net income per share.

Cash and Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk -- Cash in excess of daily requirements is invested in short-term investment securities consisting of money market funds, municipal bonds, and short-term commercial investments of companies with strong credit ratings. These investments typically mature within one year, and therefore, bear minimal risk. To date, the Company has not incurred losses related to these investments.

Short-Term Investment Securities Held to Maturity -- Investment securities at December 31, 1996 consist primarily of U.S. Municipal Bonds and are classified as held to maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent at the time of purchase and the Company has the ability to hold securities until maturity, they are classified as held to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security.

Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market.

Foreign  Currency  Translation  -- The  accounts  of  foreign  subsidiaries  and affiliates are measured using local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity. Financial results of non-U.S. subsidiaries and affiliates in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period. Gains and losses from foreign currency transactions are not significant and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Fixed Assets, Depreciation, and Amortization -- Fixed assets are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets or over the terms of the related leases, whichever is shorter (three to ten years). Capital lease amortization is included in depreciation and amortization expense. Renewals and replacements which extend the useful life of the fixed asset are capitalized.

Intangible Assets -- Intangible assets are recorded at cost. The Company has classified as goodwill the cost in excess of fair value of the net assets of the companies acquired in purchase transactions. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods ranging from five to 15 years. Goodwill is amortized over periods ranging from 20 to 25 years.

Software Development Costs -- The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86). Capitalization of software development costs begins upon the establishment of technological feasibility as defined in SFAS
86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.

Capitalized software costs are amortized using the straight-line method over the estimated revenue or economic life of the related product. The Company amortized $200,000 of such costs in 1994. In 1995, the Company determined the software development costs had no future value, and accordingly, wrote-off the remaining costs of $568,000.Research and development expenditures are charged to research and development expense in the period incurred.

Warranty Reserve -- The Company generally provides customers with limited 90-day to one-year warranties. The liability for future warranty claims reflects the estimated future cost of warranty repairs on products previously sold. The Company recognizes the estimated cost of warranty obligations at the time the related products are sold and periodically evaluates and adjusts the warranty reserve to the extent actual warranty experience varies from original estimates.

Stock Options -- Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Disclosure About the Fair Value of Financial Instruments --The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturity of these instruments. The carrying amounts of long-term debt approximate fair values because the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of -- The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity. Use of Estimates --Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Actual results could differ from those estimates.

Income Taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications -- Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

2. Short-Term Investments

The book value, gross unrealized gains and losses, and fair value of short-term investment securities held to maturity as of December 31, are as follows:

                                                        1996        1995
                                                        ----        ----
Municipal bonds
         Amortized cost .....................       $13,835,000    $2,750,000
         Unrealized gains....................           202,000        39,000
         Unrealized losses...................                --            --
                                                     ----------    ----------
         Fair value .........................       $14,037,000    $2,789,000
                                                    ===========    ==========

All of the above investment securities will generally mature in 1997.

3. Inventories

Inventories are comprised of the following:
December 31,                                             1996           1995
                                                         ----           ----
Raw materials ................................       $6,810,000     $8,221,000
Work in process ..............................          934,000        940,000
Finished goods ...............................        3,838,000      5,221,000
                                                      ---------      ---------
                                                    $11,582,000    $14,382,000
                                                    ===========    ===========

4. Fixed Assets

Fixed assets are comprised of the following:
December 31,                                             1996           1995
                                                         ----           ----
Land ..........................................        $286,000       $264,000
Building ......................................       1,026,000        948,000
Leasehold improvements ........................       1,100,000      1,043,000
Machinery and equipment .......................      14,606,000     12,820,000
Furniture, fixtures, and equipment ............       5,190,000      2,838,000
Automobiles ...................................         316,000        172,000
                                                        -------        -------
                                                     22,524,000     18,085,000
Accumulated depreciation
         and amortization ......................    (14,274,000)   (11,795,000)
                                                    -----------    -----------
                                                     $8,250,000     $6,290,000
                                                     ==========     ==========

Included above are assets under capital leases amounting to $154,000 and $144,000, net of accumulated amortization of $49,000 and $54,000 at December 31, 1996 and 1995, respectively.

5. Intangible Assets

Intangible assets are comprised of the following:
December 31,                                            1996           1995
                                                        ----           ----
Goodwill ........................................   $11,082,000    $11,055,000
Patents and technology rights ...................     2,687,000      2,758,000
Covenants not to compete ........................     1,175,000      1,375,000
                                                      ---------      ---------
                                                     14,944,000     15,188,000

Accumulated amortization ........................    (2,480,000)    (1,876,000)
                                                     ----------     ----------
                                                    $12,464,000    $13,312,000
                                                    ===========    ===========

6. Long-Term Debt

Long-term debt is comprised of the following:
December 31,                                               1996        1995
                                                           ----        ----

7.5% note payable in monthly
installments of $9,000, including
interest, with final payment
due September 1998;
secured by equipment .....................              $163,000    $257,000

First mortgage note payable in
monthly  installments of (pound)
2,000  ($3,600 at December 31,
1996), interest due quarterly
at the UK base rate plus 1.75%
(7.75% at December 31, 1996),
due April 2014 ...........................               606,000     593,000

Note  payable  from  Stadia
acquisition,  two annual
installments  of $500,000
(discounted using 6% discount
rate) due to former owner, final
 installment paid in March 1996 ..........                  --       445,000

Note payable from Cognitive
acquisition,  five annual
installments of $500,000
(discounted using 8% discount
rate) due to former owner, final
 installment due August 1999 .............             1,289,000   1,656,000

Capital lease obligations for
equipment, interest rates ranging
from 7.3% to 10.6% per annum,
secured by equipment .....................               154,000     144,000
                                                         -------     -------
                                                       2,212,000   3,095,000
Less current portion .....................               577,000     980,000
                                                         -------     -------
                                                      $1,635,000  $2,115,000
                                                      ==========  ==========

Maturities of long-term debt are as follows:
                                              Capital   Total Long-
                                    Debt       Leases    Term Debt
                                    ------------------------------

 1997.........................    $520,000     $75,000    $595,000
 1998.........................     538,000      23,000     561,000
 1999.........................     498,000      21,000     519,000
 2000.........................      35,000      56,000      91,000
 2001.........................      35,000        --        35,000
Thereafter                         432,000        --       432,000
                                   -------     -------     -------
                                 2,058,000     175,000   2,233,000
Less imputed interest                 --        21,000      21,000
                                    ------      ------      ------
                                 2,058,000     154,000   2,212,000
Less current portion               521,000      56,000     577,000
                                   -------      ------     -------
                                $1,537,000     $98,000  $1,635,000
                                ==========     =======  ==========

On August 15, 1996, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. The outstanding principal balance of the line of credit shall bear interest at a rate per annum equal to the prime rate in effect from time to time.
No draws were made against this line of credit in 1996 or 1995.

7. Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases with related rentals charged to operations as incurred. The Company leases manufacturing and office facilities at various locations under operating leases which expire at various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced with comparable leases. Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) as of December 31, 1996, are as follows:

Years ending December 31,
  1997...............................         $654,000
  1998...............................          442,000
  1999...............................          365,000
  2000...............................          361,000
  2001...............................          275,000
  Thereafter.........................          412,000
                                               -------
                                            $2,509,000
                                            ==========

Total rent expense for operating leases was $1,181,000, $1,202,000, and $974,000 for 1996, 1995, and 1994, respectively.

8. Capital Stock and Stock Options Plans

The Company has authorized 1,000,000 shares of no par preferred stock and 28,500,000 shares of no par common stock. The terms and conditions of the preferred stock, of which no shares have been issued, are set by the Board of Directors of the Company.

On September 12, 1995, the Board of Directors declared a three-for-two common stock split distributable on October 2, 1995 to shareholders of record at the close of business on September 22, 1995. All per share amounts and numbers of shares in the accompanying consolidated financial statements have been restated to reflect the stock split.

In 1993 DH Technology, Inc. adopted the 1992 Stock Plan (the "1992 Plan") to replace the 1983 Stock Option Plan which had expired. Under the 1992 Plan, the Board of Directors may grant incentive stock options to purchase common stock at prices which are not less than fair market value at the date of grant and non-qualified stock options at prices which are to be determined by the Compensation Committee of the Board of Directors. In April 1994, the plan was amended to place a 1,050,000 share limit on the number of options and stock appreciation rights (SARs) that may be granted under the plan to an employee in any fiscal year. The total number of shares authorized for grant is 1,473,470.

Stock options generally become exercisable in four equal annual installments commencing one year from the date of grant and expire within either five or eight years from the date of grant. As of December 31, 1996, options to purchase a total of 992,400 shares of common stock were outstanding, and options to purchase 641,242 shares of common stock were exercisable.

The Company has a Director Warrant Plan under which each of the outside directors, upon first becoming a director, is granted an initial warrant to purchase 15,000 shares of the Company's common stock. In addition, each director automatically receives an additional warrant to purchase 5,250 shares each year beginning in the fifth year after the grant of the initial warrant. The exercise price of the warrants granted is equal to the fair market value of the Company's common stock at the date of grant. Each initial warrant vests as to 1/48th of the shares subject thereto for each full calendar month after the date of grant that the holder of such initial warrant remains a member of the Board. Each annual warrant vests one year after the date of grant, subject to the holder of such annual warrant remaining a member of the Board during such one-year period. A total of 225,000 common shares is reserved for issuance under the Director Warrant Plan. As of December 31, 1996, warrants to purchase 136,000 shares have been granted, of which 64,500 have been exercised and 15,000 have been purchased by the Company and subsequently terminated. As of December 31, 1996, warrants to purchase a total of 72,750 shares are outstanding, of which 51,750 are exercisable.

Information with respect to activity under the plans is set forth below:

                                  # of shares    # of Options/     Price per     Weighted Avg.     Aggregate
                                Avail for Grant    Warrants          share          Exercise         Price
                                                  Outstanding                        Price
----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1994         685,790       1,014,863        4.42-13.50        $8.38        8,506,000
Shares Reserved                     375,000              --                --           --               --
Options/warrants granted           (332,700)        332,700       14.00-18.67        17.69        5,884,000
Options/warrants canceled            94,031         (97,781)       4.42-11.17         7.77         (917,000)
Options/warrants exercised               --        (158,945)       4.42-11.17         9.38       (1,235,000)
----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995         822,121        1,090,837       4.42-18.67       $11.28       12,238,000

Options/warrants granted            (55,500)          55,500      23.38-23.75        23.03        1,346,000
Options/warrants canceled               750             (750)     18.67-18.67         8.18          (14,000)
Options/warrants exercised               --          (80,437)      4.42-11.17        18.67         (657,000)
----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996         767,371        1,065,150       4.42-23.75       $12.12       12,913,000
================================================================================================================

Information with respect to options outstanding and exercisable by exercise price range at December 31, 1996 is set forth below:

                                                   Outstanding                                            Exercisable
                         -------------------------------------------------------------      ----------------------------------------
                                                Weighted Average
                           Number of Options/       Remaining         Weighted Average       Number of Options/     Weighted Average
Range of Exercise Price  Warrants Outstanding    Contractual Life       Exercise Price      Warrants Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 $4.42-$4.42                    60,000                  1.8                  $4.42                 60,000                 $4.42
 $6.64-$9.95                   406,950                  3.3                  $7.48                397,760                 $7.48
 $9.96-$14.92                  264,750                  5.6                 $11.92                143,809                $11.71
$14.93-$22.38                  280,950                  6.4                 $18.54                 91,423                $18.48
$22.39-$23.75                   52,500                  6.4                 $23.54                     --                    --
=========================================================================================================

At December 31, 1996 and 1995, the number of options and warrants exercisable was 692,992 and 566,501, and the weighted-average exercise price of those options and warrants was $9.54 and $7.99, respectively.

The per share weighted-average fair value of stock options and warrants granted during 1996 and 1995 was $13.62 and $10.44, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996-expected dividend yield of 0.0%, stock volatility rate of 48.50%, risk-free interest rates of 6.15% and 6.40%, and expected lives of five and eight years; 1995-expected dividend yield of 0.0%, stock volatility rate of 48.50%, risk-free interest rates of 6.15% and 6.40%, and expected lives of five and eight years.

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated in the following table.
                             1996            1995
                             ----            ----
Net income
         As reported     $13,027,000     $10,301,000
         Pro forma .     $12,203,000      $9,868,000
Net income per share
         As reported           $1.56           $1.24
         Pro forma .           $1.46           $1.18

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

9. Geographic and Industry Segment Information

The Company operates in one industry segment: the design, manufacture, and distribution of transaction printers and mechanisms, impact printheads, bar code printers, and related services and supplies, such as labels and ribbons.

Export revenue amounted to $10,617,000,  $10,234,000,  and $8,719,000,  in 1996,
1995, and 1994, respectively, or 9% of total revenue in 1996, 10% of total revenue in 1995, and 11% of total revenue in 1994.

In 1996 one customer accounted for 13% of total revenue, or $15,042,000; and no customer accounted for more than 10% of total revenue in 1995 or 1994. Information about the Company's operations by geographic location is shown below:
                             Revenue from
                             Unaffiliated     Operating         Identifiable
                              Customers        Profits             Assets
1996
United States                $91,544,000     $15,361,000       $84,754,000
Europe                        13,294,000       1,829,000         6,957,000
Australia                     10,946,000       1,945,000         5,394,000
                              ----------       ---------         ---------
Total                       $115,784,000     $19,135,000       $97,105,000
                            ============     ===========       ===========

1995
United States                $77,817,000     $12,157,000       $72,417,000
Europe                        11,671,000       2,005,000         6,708,000
Australia                      9,367,000       1,036,000         6,160,000
                               ---------       ---------         ---------
Total                        $98,855,000     $15,198,000       $85,285,000
                             ===========     ===========       ===========

1994
United States                $62,631,000      $9,691,000       $61,518,000
Europe                        10,607,000       1,370,000         6,764,000
Australia                      4,680,000         431,000         3,024,000
                               ---------         -------         ---------
Total                        $77,918,000     $11,492,000       $71,306,000
                             ===========     ===========       ===========

10. Acquisitions

On February 28, 1994, DH Technology, Inc. acquired all of the outstanding stock of Stadia Colorado Corp. (Stadia) pursuant to a stock purchase agreement for $6.5 million in cash ($5.5 million paid at closing and additional payments of $500,000 paid in 1995 and 1996). This business is being operated as a subsidiary of DH Technology, Inc. under the name Stadia Colorado Corp. Stadia, located in Golden, Colorado, supplies labeling and marking solutions to a variety of customers across the United States.

On August 31, 1994, DH Technology, Inc. acquired all of the outstanding stock of Cognitive Solutions, Inc. (Cognitive) and certain technology rights pursuant to a stock purchase agreement for $10 million in cash ($8.5 million paid through 1996, and additional payments of $500,000 each due in 1997 through 1999). Also, the Company is required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon net sales of a specified Cognitive product line. These additional payments, if any, will be recorded as additional goodwill and represent the increased value of Cognitive that was purchased. As of December 31, 1996 no additional payments have been made. This business is being operated as a subsidiary of DH Technology, Inc. under the name Cognitive Solutions, Inc. and is located in Paso Robles, California. Cognitive designs, manufactures, and markets thermal bar code printers and complementary label media for use in automatic data collection systems.

The Stadia and Cognitive acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. In conjunction with the acquisitions of Stadia and Cognitive, the excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill of $4,062,000 and $5,590,000, respectively, which is being amortized over 25 years using the straight-line method (Note 5). The accompanying consolidated statements of income include the operations of Stadia from February 28, 1994, and Cognitive from August 31, 1994.

On October 30, 1995, the Company acquired certain assets and liabilities of Mos Magnetics, a privately held company in San Diego, California, for $752,000 in cash. Mos Magnetics designs, manufactures, and markets magnetic read and write heads and modules for credit card and debit card readers, check readers, and airline ticket readers. This acquisition was accounted for using the purchase method. In conjunction with this acquisition, the Company has recorded goodwill of $239,000, which is being amortized over 25 years using the straight-line method.

11. Employee Benefit Plans

In 1989, the Company adopted a contributory profit-sharing plan for employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code and allows eligible employees to contribute up to 15% of their compensation. The Company provides a guaranteed contribution of $240 per eligible employee per year, and based on profitability, matches the employee's contribution up to a maximum of six percent of the employee's compensation. The guaranteed payments made by the Company were $109,000, $96,000, and $74,000, and the Company's matching contributions were $108,000, $72,000, and $56,000, during 1996, 1995, and 1994, respectively. Total expenses paid by the Company in 1996, 1995, and 1994 for the administration of the plan were $15,000, $18,000, and $16,000, respectively.

12. Income Taxes

Components of income before income taxes are as follows:

                                        1996              1995              1994
                                        ----              ----              ----
United States ............       $16,288,000       $13,004,000       $10,297,000
Foreign ..................         4,189,000         3,149,000         1,839,000
                                   ---------         ---------         ---------
                                 $20,477,000       $16,153,000       $12,136,000
                                 ===========       ===========       ===========

The Company's income taxes consist of the following:

                                         1996             1995             1994
                                         ----             ----             ----
Current income taxes:
         Federal ............     $ 5,989,000      $ 4,685,000      $ 3,386,000
         State ..............         698,000          663,000          412,000
         Foreign ............       1,463,000        1,162,000          709,000
Deferred income taxes .......        (700,000)        (658,000)        (429,000)
                                     --------         --------         --------
Total income taxes ..........     $ 7,450,000      $ 5,852,000      $ 4,078,000
                                  ===========      ===========      ===========

The following table summarizes the difference between the U.S. federal statutory effective income tax rate and the Company's effective income tax rate:

                                                   1996       1995        1994
                                                   ----       ----        ----
U.S. federal statutory
         income tax rate ...................      34.6%       34.2%       34.0%
State taxes, net of
         federal tax benefit ...............       2.2%        2.7%        2.2%
Nontaxable dividends
         and interest income ...............      (2.0%)      (1.9%)      (2.0%)
Nondeductible
         goodwill amortization .............       0.7%        0.9%        1.2%
Research and
         development credits ...............      (0.5%)      (1.1%)      (1.8%)
Difference between
         U.S. statutory
         and foreign
         effective tax rates ...............       0.1%        0.5%        0.4%
Change in
         valuation allowance ...............      (1.5%)      (2.1%)        --
Other, net .................................       2.8%        3.0%       (0.4%)
Effective income
         tax rate ..........................      36.4%       36.2%       33.6%

The tax effects of significant temporary differences which comprise deferred tax assets and liabilities consist of the following:

December 31,                                               1996          1995
                                                           ----          ----
Deferred tax assets:

         Allowance for doubtful accounts ..........      $363,000      $334,000
         Inventory ................................       788,000       943,000
         Depreciation and amortization ............       206,000            --
         Self insurance ...........................       271,000       222,000
         Accrued warranty .........................       162,000       166,000
         Accrued payroll ..........................       233,000       178,000
         Other ....................................       272,000       201,000
                                                          -------       -------
                  Gross deferred tax assets .......     2,295,000     2,044,000
                  Deferred tax assets
                           valuation allowance ....            --      (300,000)
                                                          -------      --------
                                                        2,295,000     1,744,000
Deferred tax liabilities:
         Depreciation and amortization ............            --       149,000
                                                          -------       -------
         Gross deferred tax liabilities ...........            --       149,000
                                                          -------       -------
Net deferred tax asset ............................   $ 2,295,000   $ 1,595,000
                                                      ===========   ===========
Reflected on the accompanying
         consolidated balance sheets as:
                  Current deferred
                  tax asset, net ..................   $ 2,089,000   $ 1,744,000
                  Noncurrent deferred
                  tax asset (liability) ...........       206,000      (149,000)
                                                          -------      --------
Net deferred tax asset ............................   $ 2,295,000   $ 1,595,000
                                                      ===========   ===========

The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $300,000 and $641,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $300,000 and $341,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Independent Auditors' Report

To the Board of Directors and Shareholders of DH Technology, Inc.:

We have audited the accompanying consolidated balance sheets of DH Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DH Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

San Diego, California
February 12, 1997

Common Stock Information

The Company's common stock is traded on the NASDAQ National Market System, trading symbol DHTK. As of December 31, 1996, there were 466 shareholders of record of DH Technology, Inc. common stock. The Company has never paid dividends on its common stock nor does it expect to pay dividends in the foreseeable future. The following table sets forth the high and low closing prices of the Company's stock for the eight most recent quarters.

                                  December 31, 1996         December 31, 1995
Years ended                          High    Low               High     Low
--------------------------------------------------------------------------------
First Quarter                      $24.50  $21.25            $16.17   $13.83
Second Quarter                      27.75   22.00             19.41    13.83
Third Quarter                       26.50   22.50             22.17    17.33
Fourth Quarter                      25.25   22.75             24.75    19.00

Quarterly Financial Information (Unaudited)

Quarters ended 1996                       March 31   June 30   Sept 30   Dec 31
--------------------------------------------------------------------------------
(In thousands, except per share data)
Total revenue ..........................   $28,196   $29,210   $29,851   $28,527
Gross margin ...........................     9,726    10,239    10,621    10,351
Income before income taxes .............     4,762     5,226     5,321     5,168
Net income .............................     3,035     3,291     3,379     3,322
Net income per share ...................   $  0.36   $  0.39   $  0.40   $  0.40

Quarters ended 1995                       March 31   June 30   Sept 30   Dec 31
--------------------------------------------------------------------------------
Total revenue ..........................   $23,255   $24,317   $25,278   $26,005
Gross margin ...........................     8,495     8,786     8,840     9,467
Income before income taxes..............     3,651     3,841     4,116     4,545
Net income .............................     2,365     2,497     2,656     2,783
Net income per share ...................     $0.29     $0.30     $0.32     $0.33

Transfer Agent and Registrar
American Stock Transfer &
Trust Company
40 Wall Street
New York, New York 10005

Legal Counsel
Wilson, Sonsini, Goodrich & Rosati
Professional Corporation
650 Page Mill Road
Palo Alto, California 94304-1050

Independent Auditors
KPMG Peat Marwick LLP
750 B Street, Suite 3000
San Diego, California 92101

Corporate Headquarters
DH Technology, Inc.
15070 Avenue of Science
San Diego, California 92128
Telephone: 619-451-3485
Fax: 619-451-3573

Form 10-K
The Company files an annual report with the Securities and Exchange Commission on form 10-K, pursuant to the Securities Exchange Act of 1934. Shareholders may obtain a copy of this report without cost by writing:
Chief Financial Officer
DH Technology, Inc.
15070 Avenue of Science
San Diego, California 92128

Annual Meeting
The meeting of shareholders will
be held at 10:00 a.m. on Thursday, April 24, 1997, at the Sheraton Hotel West Tower on Harbor Island, San Diego, California.

Directors
William H. Gibbs
Chairman of the Board
William J. Bowers
Retired Chairman,
MSI Data Corporation
Bruce G. Klass
Attorney at Law
Don M. Lyle
Independent Consultant
George M. Ryan
Investor

Executive Management
William H. Gibbs
President and Chief Executive Officer
David T. Ledwell
Executive Vice President
Transaction Products
Walter S. Sobon
Chief Financial Officer
Janet W. Shanks
Corporate Controller and
Chief Accounting Officer
Endre D. Vargha
Vice President and General Manager
Cognitive Solutions, Inc.
Steven D. Anton
Vice President and General Manager
Stadia Colorado Corporation
Russell C. Willcox
Managing Director
DH Technology plc
Vaughan Blackwood
Warwick Dennett
Co-Managing Directors
DH Technology pty


Locations United States Albuquerque, NM Atlanta, GA Charlotte, NC Chicago, IL Dallas, TX Dayton, OH Denver, CO Paso Robles, CA Phoenix, AZ Riverton, WY
Salt Lake City, UT
San Diego, CA
Mexico
Tijuana
England
Manchester
Australia
Hornsby, NSW

                                   EXHIBIT 21


                              LIST OF SUBSIDIARIES



DH Technology, Inc. presently has the following subsidiaries:


     DH Technology plc., a United Kingdom corporation, of which DH Technology, Inc. owns all of the outstanding stock.

     DH Tecnologia de Mexico, S.A. de C.V., a Mexican corporation, of which DH Technology, Inc. owns all of the outstanding stock.

     DH Technology pty., an Australian corporation, of which DH Technology, Inc. owns all of the outstanding stock.

     Stadia Colorado Corp., a Colorado corporation, of which DH Technology, Inc. owns all of the outstanding stock.

     Cognitive  Solutions,   Inc.,  a  California   corporation,   of  which  DH
     Technology, Inc. owns all of the outstanding stock.

                                  EXHIBIT 23.1


              Independent Auditors' Consent and Report on Schedule




To the Board of Directors and Shareholders of DH Technology, Inc.:

The audits referred to in our report dated February 12, 1997, included the related financial statement schedule as of December 31, 1996, and for each of the years in the three-year period ended December 31, 1996, included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, this financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-5110; 33-29911; 33-50532; 33-75798) of DH Technology, Inc. and
subsidiaries, of our report dated February 12, 1997, relating to the consolidated balance sheets of DH Technology, Inc. and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10K of DH Technology, Inc.

We also consent to the use of our report on the schedule included herein.



San Diego, California
March 27, 1997


/s/KPMG Peat Marwick LLP/
(KPMG Peat Marwick LLP)