Form 10-Q
period 1997-03-31
DH TECHNOLOGY INC
filed 1997-05-15
CIK 728376

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of March 31, 1997 there were 7,975,777 shares of the registrant's Common Stock outstanding.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                            1
                  March 31, 1997, and December 31, 1996

         Condensed Consolidated Statements of Income                      2
                  Three months ended March 31, 1997,
                  and March 31, 1996

         Condensed Consolidated Statements of Cash Flows                  3
                  Three months ended March 31, 1997,
                  and March 31, 1996

         Notes to Condensed Consolidated Financial Statements             4

     ITEM 2 -

         Management's Discussion and Analysis of
         Financial Conditions and Results of Operations                   5


PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                               10


EXHIBITS INDEX                                                           11



                                           PART 1 - FINANCIAL INFORMATION
                                            ITEM 1 - Financial Statements
                                        DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                                   (In thousands)


                                                                                March 31              December 31
                                                                                  1997                   1996
                                                                               (Unaudited)
                                                                            ------------------     ------------------

                                                       ASSETS

Current assets:
     Cash and cash equivalents                                                        $34,727                $30,943
     Short-term investment securities held to maturity                                 14,085                 13,835
     Accounts receivable, net                                                          12,534                 16,006
     Inventories                                                                       13,101                 11,582
     Prepaid expenses and other current assets                                          3,108                  2,881
                                                                            ------------------     ------------------
         Total current assets                                                          77,555                 75,247
                                                                            ------------------     ------------------
     Fixed assets                                                                      23,428                 22,524
        Less accumulated depreciation and
        amortization                                                                   14,813                 14,274
                                                                            ------------------     ------------------
                                                                                        8,615                  8,250
     Intangibles                                                                        5,080                 12,464
     Other assets                                                                       3,300                  1,144
                                                                            ==================     ==================
        Total assets                                                                  $94,550                $97,105
                                                                            ==================     ==================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $4,332                 $4,587
     Amount due for acquired company                                                    4,850                     $0
     Current portion of long-term debt                                                    570                    577
     Accrued payroll                                                                    2,545                  2,630
     Accrued expenses                                                                   3,237                  2,441
     Income taxes payable                                                               2,329                  2,406
     Deferred revenue                                                                     235                    577
                                                                            ------------------     ------------------
        Total current liabilities                                                      18,098                 13,218
                                                                            ------------------     ------------------
Non-current portion of long-term debt                                                   2,367                  1,635
                                                                            ------------------     ------------------
        Total liabilities                                                              20,465                 14,853
                                                                            ------------------     ------------------
Shareholders' equity:
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                          --                     --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        7,975,777 shares in 1997 and
        7,974,277 shares in 1996                                                       13,188                 13,168
     Foreign currency translation adjustment                                               89                    393
     Retained earnings                                                                 60,808                 68,691
                                                                            ------------------     ------------------
        Total shareholders' equity                                                     74,085                 82,252
                                                                            ==================     ==================
        Total liabilities and shareholders' equity                                    $94,550                $97,105
                                                                            ==================     ==================

                                     The accompanying notes are an integral part of
                                           these condensed consolidated financial
                                                       statements.


                                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Income
                                           (March 31, 1997 and 1996)
                                     (In thousands, except per share data)



                                                                                       THREE MONTHS ENDED
                                                                                            March 31
                                                                                          (Unaudited)
                                                                                -------------   -------------
                                                                                    1997            1996
                                                                                -------------   -------------

Net sales                                                                            $19,185         $28,196
Cost of net sales                                                                     12,527          18,470
                                                                                -------------   -------------
Gross margin                                                                           6,658           9,726

Operating expenses:
     Selling, general and administrative                                               3,963           3,960
     Research and development                                                          1,451           1,288
     In process technology, intangible assets,
       acquisition integration and other charges                                      11,290
                                                                                                          --
                                                                                -------------   -------------
Total operating expenses                                                              16,704           5,248

Income (loss) from operations                                                        (10,046)          4,478

Interest income                                                                          421             330
Interest expense                                                                          40              46
                                                                                -------------   -------------

Income (loss) before income taxes                                                     (9,665)          4,762

Income taxes                                                                          (1,782)          1,727
                                                                                -------------   -------------

Net income (loss)                                                                     (7,883)         $3,035
                                                                                =============   =============


Net income (loss) per share                                                           ($0.95)           $.36

Weighted average number of shares outstanding
Per share (primary and fully diluted):                                                 8,274           8,469





                 The accompanying notes are an integral part of
                     these condensed consolidated financial
                                   statements.




                                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Cash Flows
                                                 (In thousands)

                                                                                                    THREE MONTHS ENDED
                                                                                                         March 31
                                                                                                        (Unaudited)
                                                                                            -----------------------------------
                                                                                                  1997              1996
                                                                                            -----------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating activities:
   Net income (loss)                                                                                 ($7,883)           $3,035
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                       979               775
     Write down of acquired in-process technology                                                      2,440
                                                                                                                            --
     Intangible write down related to previous acquisition                                             7,193
                                                                                                                            --
     Provision for loss on accounts receivable                                                             3                28
     Undepreciated value of asset disposals                                                                                 53
                                                                                                          --
     Changes in assets and liabilities excluding effect of acquisitions                                4,292            (1,149)
     Provision for deferred income taxes                                                              (2,150)               --
                                                                                            -----------------------------------

Net cash provided by operating activities                                                              4,874             2,742

Investing activities:
   Net increase (decrease) in short-term investment securities held to maturity                         (250)           (5,900)
   Capital expenditures                                                                                 (533)           (1,271)
                                                                                            -----------------------------------

Net cash used in investing activities                                                                   (783)           (7,171)

Financing activities:
   Principal repayments on long-term debt                                                                (73)             (501)
   Proceeds from the exercise of stock options                                                            20               295
                                                                                            -----------------------------------

Net cash used in financing activities                                                                    (53)             (206)

Effect of exchange rate changes on cash                                                                 (254)              316

Net increase (decrease) in cash and cash equivalents                                                   3,784            (4,319)

Cash and cash equivalents at beginning of period                                                      30,943            28,971
                                                                                            -----------------------------------

Cash and cash equivalents at end of period                                                           $34,727           $24,652
                                                                                            ===================================

Supplemental Cashflow Disclosures:
   Interest paid on debt                                                                                 $15               $12
   Income taxes paid                                                                                    $441              $696

Supplementary disclosure of noncash investing activity:
   Fair market value of assets acquired                                                               $3,181                --
   Cash paid                                                                                              --                --
   Liabilities assumed                                                                                $3,181                --


                           The accompanying notes are an integral part of these
                               condensed consolidated financial statements


                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (March 31, 1997 - Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with S.E.C. requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-K. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


Note 2:  Inventories

The composition of inventories at March 31, 1997, and December 31, 1996, were as follows:


                                            1997                   1996
                                            ----                   ----
         Raw Materials                  $8,249,000             $6,810,000
         Work in Process                   941,000                934,000
         Finished Goods                  3,911,000              3,838,000
                                       -----------            -----------
         Totals                        $13,101,000            $11,582,000


Note 3:  Operations subject to Purchase and Sale Agreements

In October, 1995 the Company acquired certain assets and liabilities of Mos Magnetics, a privately held company in San Diego, California, for $752,000 cash. Mos Magnetics designs, manufactures, and markets magnetic read and write heads and modules for credit card and debit card readers, check readers, and airline ticket readers. This acquisition was accounted for using the purchase method. In conjunction with this acquisition, the Company has recorded goodwill of $239,000, which is being amortized over 25 years using the straight-line method.

In March, 1997 the Company purchased certain assets and liabilities of the card reader business of American Magnetics Corporation (AMC), a wholly owned subsidiary of Group 4 Securitas Holding (A) BV headquartered in The Netherlands. AMC designs, manufactures and markets card reader modules and stand-alone card readers, including both magnetics and chip card products. Based on fourth quarter 1996 revenues the card reader business has approximately $12 million in annualized revenues. The business was profitable in 1996.

This acquisition was accounted for under the purchase method, which requires that the purchase price be allocated to the fair market value of the assets acquired. Of the total consideration of $5.7 million, which consisted of $4.85 million due to AMC plus liabilities assumed of $.8 million, $3.2 million was allocated to net assets acquired based on their estimated fair values, and $2.5 million was written down as in-process technology. In conjunction with the acquisition, the Company also incurred $1.2 million of integration costs as discussed below.

Note 4: Non-Recurring Charges In First Quarter Of 1997

In the first quarter of 1997 the Company incurred non-recurring charges totaling $11.3 million consisting of the items discussed below. In conjunction with the acquisition of AMC discussed above, the Company wrote down acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use) that was valued at $2.5 million. Additionally, the Company incurred non-recurring, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months.

In March 1997, based on a review of the operating results of Cognitive Solutions, Inc. and projections for subsequent quarters, the Company evaluated the intangible assets associated with the acquisition in accordance with SFAS
121. Based on management's analysis of future undiscounted cashflows the Company determined that the intangible assets were impaired. Accordingly, the Company wrote down $7.2 million of intangibles, which represented the excess of the carrying value over the estimated fair value of those assets, in the first quarter of 1997. Also, the Company incurred a $400,000 charge in connection with the discontinuance of certain product lines.


ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net sales of $19.2 million for the quarter ended March 31, 1997, decreased 32.0% compared to net sales of $28.2 million for the same period last year. The decrease was due to delays in orders from several customers and no sales in the first quarter of 1997 to one large customer, which represented more than half of the decline in sales from the first quarter of 1996. See "Certain Factors That May Affect Future Results - Future Operating Results Subject to Fluctuation."

Cost of net sales decreased slightly to 65.3% of net sales for the first quarter of 1997 from 65.5% of net sales for the same period of 1996 due in part to a sales mix shift to products with higher margins, as well as material and labor cost reductions offset by relatively fixed overhead costs applied to decreased revenue.

Selling, general, and administrative expenses increased to 20.7% of net sales in the first quarter of 1997 from 14.0% in the same period in 1996 due to relatively fixed expenses applied to decreased net sales. These expenses remained constant in absolute dollars at $4.0 million in the first quarter of 1997 and the first quarter of 1996.

Research and development expenses as a percentage of sales increased to 7.6% in the first quarter of 1997 compared to 4.6% in the first quarter of 1996. Total dollars expended for research and development increased to $1.5 million in the first quarter of 1997 compared to $1.3 million in the same period of 1996. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars during 1997.

In the first quarter of 1997 the Company incurred non-recurring charges totaling $11.3 million consisting of the items discussed below. In conjunction with the acquisition of certain assets and liabilities of AMC discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote down acquired in-process technology that was valued at $2.5 million. The Company also incurred non-recurring, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months. Additionally, the Company incurred non-recurring, non-cash charges of $7.2 million to write down intangible assets related to the Cognitive acquisition, and a $400,000 charge in connection with the discontinuance of certain product lines. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Income from operations as a percentage of net sales excluding the effect of non-recurring charges discussed above decreased to 6.0% for the quarter ended March 31, 1997, compared to 15.9% for the same period in 1996 due primarily to higher operating expenses as a percentage of revenue as discussed above. Income
(loss) from operations as a percentage of net sales including the effect of non-recurring charges decreased to (52.4%) for the quarter ended March 31, 1997, compared to 15.9% for the same period in 1996 due to the non-recurring charges discussed above.

Interest income increased to $421,000 in the first quarter of 1997 from $330,000 in the first quarter of 1996 as a result of higher cash balances and higher interest rates in the first quarter of 1997.

Interest expense decreased to $40,000 in the first quarter of 1997 from $46,000 for the same period in 1996 due to a $500,000 payment of debt in August 1996 related to the Cognitive acquisition.

Income taxes as a percentage of income (loss) before income taxes excluding the effect of non-recurring charges, would have been 35.0% for the first quarter of 1997 compared to 36.3% for the same period in 1996 due to the effect of tax exempt interest, the R & D credit, and a change in the effective tax rate of foreign subsidiaries. Income taxes (benefits) as a percentage of income (loss) before income taxes (benefits) including the effect of non-recurring charges decreased to 18.4% for the first quarter of 1997 from 36.3% for the same period in 1996 due to the non-recurring charges discussed above of which $5.0 million is not deductible for tax purposes.


Certain Factors That May Affect Future Results

The Company's representatives may from time to time make forward looking statements. The factors set forth below are among certain important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

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

In 1996, purchases of transaction printers by a single customer accounted for approximately 13% of total revenue, or $15,042,000. The Company generated no revenue from this customer in the first quarter of 1997, and revenue, if any, from this customer in 1997 is expected to be substantially below revenue generated from this customer in 1996. To the extent that sales to this or other customers decline and are not replaced with sales to other customers or sales from the introduction of new products, the Company's results of operations will be adversely affected. The Company anticipates that second quarter 1997 revenues will be below the revenues for the second quarter of 1996 primarily due to the expected lack of shipments in the second quarter of 1997 to the Company's principal customer in the same period of 1996.

Further, the Company's expense levels are based in part on expectations of future revenues. The Company has established a program to decrease expenses in light of the anticipated reduction in revenue previously discussed. However, the rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. The Company's operating results could also be affected by general economic conditions. Fluctuations in operating results are likely to cause volatility in the price of the Company's Common Stock.

Management of Acquisitions. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses and continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could materially and adversely affect the Company's business and operating results. Additionally, there may be future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could materially adversely affect the Company's operating results and financial condition.

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


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $48.8 million on March 31, 1997, compared to $44.8 million on December 31, 1996.

OPERATING ACTIVITIES

For the three ended March 31, 1997, the Company generated approximately $4.9 million in net cash from operating activities primarily as a result of approximately $7.9 million in net loss, offset by $1.0 million in depreciation and amortization, $2.5 million write down of in-process technology, $7.2 million intangible write down related to the Cognitive acquisition, an increase in net operating assets of $4.3 million, and a provision for deferred income taxes of $2.2 million.

INVESTING ACTIVITIES

The Company's principal investing activities in the three months ended March 31, 1997 were the purchase of property and equipment for product development and production and the investment in short-term securities held to maturity. As of March 31, 1997, the Company had no material commitments for capital expenditures. However, the Company anticipates capital expenditures of $3 to $4 million in 1997, principally for new product tooling and manufacturing equipment.

The Company is also required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales of a particular Cognitive product line. The Company does not expect the payments to be material in 1997.


FINANCING ACTIVITIES

The Company's major financing activities in the three months ended March 31, 1997 were the principal repayment of debt. As of March 31, 1997, the Company had $2.9 million in debt outstanding of which the current portion was approximately $600,000. This debt includes $1.5 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1997 through 1999. The debt also includes $800,000 due to American Magnetics payable in the years 2000 and 2001.

On August 15, 1996, the Company renewed a $6.5 million line of credit agreement originally signed on August 15, 1994. The line of credit includes a subfeature to issue standby and/or commercial letters of credit not to exceed $1.5 million. Borrowings under the line bear interest at a rate per annum equal to the prime rate in effect from time to time. As of March 31, 1997, no amounts had been drawn against this line of credit.

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

Item 6 -   Exhibits and reports on Form 8-K

    (a)      Exhibits:

                  Exhibit 11       Computation of Net Income Per Share.

                  Exhibit 27       Financial Data Schedule.

    (b)      Reports on Form 8-K
                  No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DH Technology, Inc. by:


    May 15, 1997                           /s/Janet W. Shanks
-------------------               -----------------------------------------
         Date                     Janet W. Shanks, Chief Accounting Officer
                                             (Chief Accounting Officer)

                               DH TECHNOLOGY, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                  SEQUENTIALLY
EXHIBIT         DESCRIPTION                                       NUMBERED PAGE
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

                                   EXHIBIT 11


                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                       Computation of Net Income Per Share
                      (In thousands, except per share data)



                                                    THREE MONTHS ENDED
                                                         March 31

                                               ---------------------------
                                                   1997           1996
                                               ---------------------------

Primary and fully diluted:*

Average shares outstanding                            7,976          7,830

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                    298            511
                                                ------------   ------------

Average common and common
equivalent shares outstanding                         8,274          8,469

Net income                                          ($7,883)        $3,035

Per share (primary and fully diluted)
                                                ============   ============
Net income per share                                  ($.95)          $.36
                                                ============   ============







* There is no significant difference between primary and fully diluted earnings per share.