Form 10-Q/A
period 1997-03-31
DH TECHNOLOGY INC
filed 1997-07-16
CIK 728376

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



                   Commission file number: 0-13459

                       DH Technology, Inc.
         xact name of registrant as specified in its charter)


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



                                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Income
                                           (March 31, 1997 and 1996)
                                     (In thousands, except per share data)


                                                                                       THREE MONTHS ENDED
                                                                                            March 31
                                                                                          (Unaudited)
                                                                                -----------------------------
                                                                                    1997            1996
                                                                                -----------------------------

Net sales                                                                            $19,185         $28,196
Cost of net sales                                                                     12,527          18,470
                                                                                -------------   -------------
Gross margin                                                                           6,658           9,726

Operating expenses:
     Selling, general and administrative                                               3,963           3,960
     Research and development                                                          1,451           1,288
     In process technology, intangible assets,
       acquisition integration and other charges                                      11,290
                                                                                                          --
                                                                                -------------   -------------
Total operating expenses                                                              16,704           5,248

Income (loss) from operations                                                       (10,046)           4,478

Interest income                                                                          421             330
Interest expense                                                                          40              46
                                                                                -------------   -------------

Income (loss) before income taxes                                                    (9,665)           4,762

Income taxes                                                                         (1,782)           1,727
                                                                                -------------   -------------

Net income (loss)                                                                    (7,883)          $3,035
                                                                                =============   =============


Net income (loss) per share                                                          ($0.99)            $.36

Weighted average number of shares outstanding
Per share (primary and fully diluted):                                                 7,976           8,469





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


Note 2:  Inventories

The composition of inventories at March 31, 1997, and December 31, 1996, were as follows:


                                        1997                   1996
                                        ----                   ----
         Raw Materials               $8,249,000             $6,810,000
         Work in Process                941,000                934,000
         Finished Goods               3,911,000              3,838,000
                                     ----------             ----------
         Totals                     $13,101,000            $11,582,000

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

Note 4: Non-Recurring Charges In First Quarter Of 1997

In the first quarter of 1997 the Company incurred non-recurring charges totaling $11.3 million consisting of the items discussed below. In conjunction with the acquisition of AMC discussed above, the Company wrote down acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use) that was valued at $2.5 million. Additionally, the Company incurred one-time, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months.

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

In the first quarter of 1997 the Company incurred non-recurring charges totaling $11.3 million consisting of the items discussed below. In conjunction with the acquisition of certain assets and liabilities of AMC discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote down acquired in-process technology that was valued at $2.5 million. The Company also incurred one-time, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months. Additionally, the Company incurred one-time, non-cash charges of $7.2 million to write down intangible assets related to the Cognitive acquisition, and a $400,000 charge in connection with the discontinuance of certain product lines. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Income from operations as a percentage of net sales excluding the effect of non-recurring charges discussed above decreased to 6.0% for the quarter ended March 31, 1997, compared to 15.9% for the same period in 1996 due primarily to higher operating expenses as a percentage of revenue as discussed above. Income
(loss) from operations as a percentage of net sales including the effect of non-recurring charges decreased to (52.4%) for the quarter ended March 31, 1997, compared to 15.9% for the same period in 1996 due to the one-time charges discussed above.

Interest income increased to $421,000 in the first quarter of 1997 from $330,000 in the first quarter of 1996 as a result of higher cash balances and higher interest rates in the first quarter of 1997.

Interest expense decreased to $40,000 in the first quarter of 1997 from $46,000 for the same period in 1996 due to a $500,000 payment of debt in August 1996 related to the Cognitive acquisition.

Income taxes as a percentage of income (loss) before income taxes excluding the effect of non-recurring charges, would have been 35.0% for the first quarter of 1997 compared to 36.3% for the same period in 1996 due to the effect of tax exempt interest, the R & D credit, and a change in the effective tax rate of foreign subsidiaries. Income taxes (benefits) as a percentage of income (loss) before income taxes (benefits) including the effect of non-recurring charges decreased to 18.4% for the first quarter of 1997 from 36.3% for the same period in 1996 due to a portion of the non-recurring charges being non-deductible for tax purposes.

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


DH Technology, Inc. by:


    May 15, 1997               /s/Janet W. Shanks
   -------------               ------------------------------------
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

                                   EXHIBIT 11


                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
                       Computation of Net Income Per Share
                      (In thousands, except per share data)



                                                    THREE MONTHS ENDED
                                                        March 31

                                               ------------   -------------
                                               ----------------------------
                                                    1997           1996
                                               ----------------------------

Primary and fully diluted:*

Average shares outstanding                             7,976          7,830

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                       0            511
                                                ------------   ------------

Average common and common
equivalent shares outstanding                          7,976          8,469

Net income                                           ($7,883)        $3,035

Per share (primary and fully diluted)
                                                 ============  ============
Net income per share                                   ($.99)          $.36
                                                 ============  ============







* There is no significant difference between primary and fully diluted earnings per share.