Form 10-Q
period 1997-06-30
DH TECHNOLOGY INC
filed 1997-08-13
CIK 728376

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of June 30, 1997 there were 7,994,402 shares of the registrant's Common Stock outstanding.

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                           1
                  June 30, 1997, and December 31, 1996

         Condensed Consolidated Statements of Income                     2
                  Three months and six months ended
                  June 30, 1997, and June 30, 1996

         Condensed Consolidated Statements of Cash Flows                 3
                  Six months ended June 30, 1997, and June 30, 1996

         Notes to Condensed Consolidated Financial Statements            4

     ITEM 2 -

         Management's Discussion and Analysis of                         5
                  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders    10

         Item 6 - Exhibits and Reports on Form 8-K                       10


SIGNATURES                                                               11


EXHIBITS INDEX                                                           12




                                             PART 1 - FINANCIAL INFORMATION
                                                ITEM 1 - Financial Statements
                                          DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                     (In thousands)

                                                                                    June 30               December 31
                                                                                      1997                    1996
                                                                                  (Unaudited)

                                                         ASSETS

Current assets:
     Cash and cash equivalents                                                           $34,751                  $30,943
     Short-term investment securities held to maturity                                    11,160                   13,835
     Accounts receivable, net                                                             15,205                   16,006
     Inventories                                                                          12,947                   11,582
     Prepaid expenses and other current assets                                             2,855                    2,881
                                                                                -----------------      -------------------
         Total current assets                                                             76,918                   75,247
                                                                                -----------------      -------------------
     Fixed assets                                                                         25,947                   22,524
        Less accumulated depreciation and
        amortization                                                                      17,299                   14,274
                                                                                -----------------      -------------------
                                                                                           8,648                    8,250
     Intangibles                                                                           4,971                   12,464
     Other assets                                                                          3,254                    1,144
                                                                                =================      ===================
        Total assets                                                                     $93,791                  $97,105
                                                                                =================      ===================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $6,005                   $4,587
     Current portion of long-term debt                                                       550                      577
     Accrued payroll, payroll taxes and benefits                                           2,547                    2,630
     Accrued expenses                                                                      3,533                    2,441
     Income taxes payable                                                                  2,631                    2,406
     Deferred revenue                                                                        266                      577
                                                                                -----------------      -------------------
        Total current liabilities                                                         15,532                   13,218
                                                                                -----------------      -------------------
Non-current portion of long-term debt                                                      2,339                    1,635
                                                                                -----------------      -------------------
        Total liabilities                                                                 17,871                   14,853
                                                                                -----------------      -------------------
Shareholders' equity:
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                         --                      --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        7,994,402 shares in 1997 and
        7,974,277 shares in 1996                                                          13,340                   13,168
     Foreign currency translation adjustment                                                 (10)                     393
     Retained earnings                                                                    62,590                   68,691
                                                                                -----------------      -------------------
        Total shareholders' equity                                                        75,920                   82,252
                                                                                -----------------      -------------------
        Total liabilities and shareholders' equity                                       $93,791                  $97,105
                                                                                =================      ===================


                 The accompanying notes are an integral part of
                     these condensed consolidated financial
                                   statements.


                                                 DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                             Condensed Consolidated Statements of Income
                                                          (June 30, 1997 and 1996)
                                                    (In thousands, except per share data)


                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              June 30                          June 30
                                                                            (Unaudited)                      (Unaudited)
                                                                        ----------------                 ----------------
                                                                   -----------------------------    -----------------------------
                                                                       1997            1996             1997            1996
                                                                   -----------------------------    -----------------------------

Net sales                                                               $25,468         $29,210          $44,653         $57,406
Cost of net sales                                                        16,815          18,971           29,342          37,441
                                                                   -------------   -------------    -------------   -------------
Gross margin                                                              8,653          10,239           15,311          19,965

Operating expenses:
     Selling, general and administrative                                  4,356           3,944            8,319           7,905
     Research and development                                             1,482           1,414            2,933           2,702
     In process technology, intangible assets,
       acquisition integration and other charges                            390              --           11,680              --
                                                                   -------------   -------------    -------------   -------------
Total operating expenses                                                  6,228           5,358           22,932          10,607

Income (loss) from operations                                             2,425           4,881           (7,621)          9,358

Interest income                                                             394             389              816             719
Interest expense                                                             40              44               81              90
                                                                   -------------   -------------    -------------   -------------

Income (loss) before income taxes                                         2,779           5,226           (6,886)          9,987

Income taxes                                                                996           1,935             (786)          3,662
                                                                   -------------   -------------    -------------   -------------

Net income (loss)                                                        $1,783          $3,291          ($6,100)         $6,325
                                                                   =============   =============    =============   =============


Net income (loss) per share                                               $0.22            $.39           ($0.76)           $.75


Weighted average number of shares outstanding
Per share (primary and fully diluted):                                    8,282           8,521            7,994           8,490






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


                                                        DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                                   Condensed Consolidated Statements of Cash Flows
                                                                   (In thousands)

                                                                                                         SIX MONTHS ENDED
                                                                                                              June 30

                                                                                                           (Unaudited)
                                                                                               -------------------------------------
                                                                                                         1997                1996
                                                                                               -------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating activities:
   Net income (loss)                                                                                     ($6,100)            $6,325
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                         1,480              1,524
     Write down of acquired in-process technology                                                          2,440                 --
     Intangible writedown related to previous acquisition                                                  7,193                 --
     Provision for loss on accounts receivable                                                                24                 57
     Undepreciated value of asset disposals                                                                    8                 55
     Changes in assets and liabilities excluding effect of acquisitions                                    4,310                510
     Provision for deferred income taxes                                                                  (2,104)                --
                                                                                               -------------------------------------

Net cash provided by operating activities                                                                  7,251              8,471

Investing activities:
   Net (increase) decrease in short-term investment securities held to maturity                            2,675             (9,805)
   Capital expenditures                                                                                     (955)            (2,851)
   Payment for acquisition purchases, net of cash acquired                                                (4,850)                --
                                                                                               -------------------------------------

Net cash used in investing activities                                                                     (3,130)           (12,656)

Financing activities:
   Principal repayments on long-term debt                                                                   (121)              (481)
   Proceeds from the exercise of stock options                                                               172                429
                                                                                               -------------------------------------

Net cash provided by (used in) financing activities                                                           51                (52)

Effect of exchange rate changes on cash                                                                     (364)                89

Net increase (decrease) in cash and cash equivalents                                                       3,808             (4,148)

Cash and cash equivalents at beginning of period                                                          30,943             28,971
                                                                                               -------------------------------------

Cash and cash equivalents at end of period                                                              $34,751             $24,823
                                                                                               =====================================

Supplemental Cashflow Disclosures:
   Interest paid on debt                                                                                    $30                 $55
   Income taxes paid                                                                                       $770              $2,717

Supplementary disclosure of noncash investing activity:
   Fair market value of assets acquired                                                                   $3,181                 --
   Cash paid                                                                                                  --                 --
   Liabilities assumed                                                                                    $3,181                 --

                                         The accompanying notes are an integral part of these
                                              condensed consolidated financial statements

                      DH TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (June 30, 1997 - Unaudited)

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


Note 2:  Inventories

The composition of inventories at June 30, 1997, and December 31, 1996, were as follows:

                                                   June 30        December 31
                                                    1997              1996
                                               -------------      ------------
      Raw Materials                             $8,664,000         $6,810,000
      Work in Process                              764,000            934,000
      Finished Goods                             3,539,000          3,838,000
                                               -------------      ------------
         Totals                                $12,947,000        $11,582,000
                                               =============      ============


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

This acquisition was accounted for under the purchase method, which requires that the purchase price be allocated to the fair market value of the assets acquired. Of the total consideration of $5.7 million, which consisted of $4.85 million paid in cash plus additional payments of $800,000 due to American Magnetics payable in the years 2000 and 2001, $3.2 million was allocated to net assets acquired based on their estimated fair values, and $2.5 million was written down as in-process technology. In conjunction with the acquisition, the Company also incurred $1.2 million of integration costs as discussed below. AMC is referred to as the Card Reader Division of DH Technology, Inc.

Note 4: Non-Recurring Charges

In the first quarter of 1997, the Company incurred non-recurring charges totaling $11.3 million consisting of the items discussed below. In conjunction with the acquisition of AMC discussed above, the Company wrote down acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use) that was valued at $2.5 million. Additionally, the Company incurred one-time, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months.

In the first quarter of 1997, based on a review of the operating results of Cognitive Solutions, Inc., which was acquired by the Company in August , 1994, and projections for subsequent quarters, the Company evaluated the intangible assets associated with the acquisition in accordance with SFAS 121. Based on management's analysis of future undiscounted cashflows the Company determined that the intangible assets were impaired. Accordingly, the Company wrote down $7.2 million of intangibles, which represented the excess of the carrying value over the estimated fair value of those assets, in the first quarter of 1997. Also, the Company incurred an unrelated $400,000 charge in connection with the discontinuance of certain product lines.

In the second quarter of 1997 the Company incurred non-recurring expenses totaling $390,000 related to the definitive merger agreement with Axiohm. See
Note 5 of Notes to Condensed Consolidated Financial Statements.

Note 5:  Subsequent Event

On July 14, 1997, DH Technology, Inc. and Axiohm S.A., a private French company (Axiohm), entered into a definitive merger agreement to combine their operations. Under the terms of the agreement, AX Acquisition Corporation, a wholly-owned subsidiary of Axiohm, commenced a cash tender offer on July 16, 1997 to acquire no less than 6,500,000 shares and no more than 7,000,000 shares of the outstanding stock of the Company at $25 per share. The offer is conditioned upon the valid tender of at least 6,500,000 DH Technology, Inc. shares, the expiration of termination of the waiting periods under applicable antitrust and competition laws, and certain other matters. Axiohm has received a commitment from Lehman Brothers, Inc. to provide up to $199 million in tender offer financing, subject to certain conditions, including negotiation and execution of satisfactory documents. If the tender offer is completed, the merger agreement provides for a subsequent merger of AX Acquisition Corporation into the Company and certain related transactions which, if they are completed, will result in Axiohm becoming a wholly-owned subsidiary of the Company. The Company will be required to use substantially all of its existing cash and cash equivalents at the time of the merger to pay down a portion of the financing incurred by Axiohm to finance the tender offer. Upon the closing of the merger the Company will have access to a $35 million revolving credit facility to finance operations. The transaction will be accounted for as a reverse merger using the purchase method of accounting whereby DH Technology, Inc. will be the acquired entity. In such event, the financial statement presentation for the third quarter of 1997 will consist of historical and current results for Axiohm and results for DH Technology, Inc. only for the period of time subsequent to the acquisition date. Axiohm manufactures thermal and impact transaction printers, thermal printheads and mechanisms for use by customers engaged in retail, banking, and industrial activities. For additional information regarding the transaction see the Company's Schedule 14D-9 dated July 16, 1997, as amended to date, filed by the Company with the SEC in connection with the Axiohm transaction.

ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DH Technology, Inc.'s condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net sales of $25.5 million for the quarter ended June 30, 1997, decreased 12.8% compared to net sales of $29.2 million for the same period last year. The decrease was primarily due to a slowing of orders from several significant customers and no sales in the second quarter of 1997 to one large 1996 customer. This was offset to a degree by the inclusion of results for the Card Reader Division which was acquired from AMC in March 1997.

Cost of net sales increased to 66.0% of net sales for the second quarter of 1997 from 64.9% of net sales for the same period of 1996 due to relatively fixed overhead costs applied to decreased revenue, as well as the inclusion of results for the Card Reader Division which operated at gross margins below the historical average for the Company.

Selling, general, and administrative expenses increased to 17.1% of net sales in the second quarter of 1997 from 13.5% in the same period in 1996 due to the inclusion of results for the Card Reader Division for the entire second quarter of 1997 and to a foreign exchange gain resulting from an intercompany cash transaction in the second quarter of 1996. These expenses increased in absolute dollars to $4.4 million in the first half of 1997 from $3.9 million in the first half of 1996.

Research and development expenses as a percentage of sales increased to 5.8% in the second quarter of 1997 compared to 4.8% in the second quarter of 1996. Total dollars expended for research and development increased modestly in the second quarter of 1997 compared to the second quarter of 1996. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars during 1997.

In the second quarter of 1997 the Company incurred non-recurring expenses totaling $390,000 related to the negotiation of the definitive merger agreement with Axiohm.

Income from operations as a percentage of net income decreased to 9.5% for the quarter ended June 30, 1997, compared to 16.7% for the same period in 1996 due primarily to lower gross margins, higher operating expenses as a percentage of revenue, and the non-recurring charges discussed above.

Interest income increased to $394,000 in the second quarter of 1997 from $389,000 in the second quarter of 1996 as a result of higher cash balances in the second quarter of 1997.

Interest expense decreased to $40,000 in the second quarter of 1997 from $44,000 for the same period in 1996 due to a $500,000 payment of debt in August 1996 related to the Cognitive acquisition.

Income taxes as a percentage of income before income taxes decreased to 35.8% for the second quarter of 1997 compared to 37.0% for the same period in 1996 due to the effects of a decrease in income as discussed above, an increase in exempt interest as a percentage of pre-tax income, and increased benefits from the federal research and development tax credit.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales of $44.7 million for six-months ended June 30, 1997, decreased 22.2% compared to net sales of $57.4 million for the same period last year. The decrease was primarily due to a slowing in orders from several customers and no sales in the first half of 1997 to one large 1996 customer. This was offset to a degree by the inclusion of results for the Card Reader Division which was acquired from AMC in March 1997.

Cost of net sales increased slightly to 65.7% of net sales for the first half of 1997 from 65.2% of net sales for the same period of 1996 due to relatively fixed overhead costs applied to decreased revenue, as well as the inclusion of three months of results for the Card Reader Division which operates at gross margins below the historical average for the Company. Selling, general, and administrative expenses increased to 19.5% of net sales in the first half of 1997 from 13.8% in the same period in 1996 due to the inclusion of results for the Card Reader Division for the second quarter of 1997. These expenses increased in absolute dollars to $8.7 million in the first half of 1997 from $7.9 million in the first half of 1996.

Research and development expenses as a percentage of sales increased to 6.6% in the first half of 1997 compared to 4.7% in the first half of 1996. Total dollars expended for research and development increased to $2.9 million in the first half of 1997 compared to $2.7 million in the same period of 1996 primarily due to the inclusion of results for the Card Reader Division. The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollars during 1997.

In the first half of 1997 the Company incurred non-recurring charges totaling $11.7 million consisting of the items discussed below. In conjunction with the acquisition of certain assets and liabilities of AMC discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote down acquired in-process technology that was valued at $2.5 million. The Company also incurred one-time, pre-tax charges of $1.2 million which included severance, relocation and other integration charges associated with the acquisition. This amount is included in accrued expenses and is expected to be paid out over the next 12 months. Additionally, the Company incurred one-time, non-cash charges of $7.2 million to write down intangible assets related to the Cognitive acquisition, and a $400,000 charge in connection with the discontinuance of certain product lines. In the first half of 1997 the Company incurred non-recurring expenses totaling $390,000 related to the definitive merger agreement with Axiohm. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Income from operations as a percentage of net sales excluding the effect of non-recurring charges discussed above decreased to 9.1% for the six months ended June 30, 1997, compared to 16.3% for the same period in 1996 due primarily to higher operating expenses as a percentage of revenue as discussed above. Income
(loss) from operations as a percentage of net sales including the effect of non-recurring charges decreased to (15.4%) for the period ended June 30, 1997, compared to 17.4% for the same period in 1996 due to the one-time charges discussed above.

Interest income increased to $816,000 in the first half of 1997 from $719,000 in the first half of 1996 as a result of higher cash balances and higher interest rates in the first half of 1997.

Interest expense decreased to $81,000 in the first half of 1997 from $90,000 for the same period in 1996 due to a $500,000 payment of debt in August 1996 related to the Cognitive acquisition.

Income taxes as a percentage of income (loss) before income taxes excluding the effect of non-recurring charges, would have been 35.0% for the first half of 1997 compared to 36.7% for the same period in 1996 due to the effects of a decrease in income as discussed above, an increase in exempt interest as a percentage of pre-tax income, and increased benefits from the federal research and development tax credit. Income taxes (benefits) as a percentage of income
(loss) before income taxes (benefits) including the effect of non-recurring charges decreased to 11.4% for the first half of 1997 from 36.7% for the same period in 1996 due to a portion of the non-recurring charges being non-deductible for tax purposes.

Certain Factors That May Affect Future Results

The Company's representatives may from time to time make forward looking statements. The factors set forth below are among certain important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings. In 1996, purchases of transaction printers by a single customer accounted for approximately 13% of total revenue, or $15,042,000. The Company generated no revenue from this customer in the first half of 1997 and does not expect to generate any revenue from this customer in the third quarter of 1997. To the extent that sales to this or other customers decline and are not replaced with sales to other customers, sales from the introduction of new products, or sales generated from acquired companies, the Company's results of operations will be adversely affected.

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

Management of Acquisitions. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses and continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition or business combination, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could materially and adversely affect the Company's business and operating results. Additionally, there may be future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could materially adversely affect the Company's operating results and financial condition. Presently, the Company has entered into a definitive merger agreement with Axiohm S.A. In the event the merger is consummated long-term debt will increase by approximately $157 million. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow generated from operations. Cash, cash equivalents, and short-term investment securities held to maturity totaled approximately $45.9 million on June 30, 1997, compared to $44.8 million on December 31, 1996.

OPERATING ACTIVITIES

For the six months ended June 30, 1997, the Company generated approximately $7.3 million in net cash from operating activities primarily as a result of approximately $6.1 million in net loss, offset by $1.5 million in depreciation and amortization, $2.5 million write down of in-process technology, $7.2 million intangible write down related to the Cognitive acquisition, an increase in net operating assets of $4.3 million, and a provision for deferred income taxes of $2.1 million.

INVESTING ACTIVITIES

The Company's principal investing activities in the six months ended June 30, 1997 were the $4.9 million payment for acquisition purchases, net of cash acquired offset by a decrease in short-term securities held to maturity . As of June 30, 1997, the Company had no material commitments for capital expenditures. However, the Company anticipates capital expenditures of $3 to $4 million in 1997, principally for new product tooling and manufacturing equipment.

The Company is also required to make additional payments, not to exceed an aggregate of $3 million, to the former shareholder of Cognitive based upon the attainment of specified net sales of a particular Cognitive product line. The Company does not expect the payments to be material in 1997.


FINANCING ACTIVITIES

The Company's major financing activities in the six months ended June 30, 1997 were the principal repayment of debt and proceeds from the exercise of stock options. As of June 30, 1997, the Company had $2.9 million in debt outstanding of which the current portion was approximately $600,000. This debt includes $1.5 million payable to the former owner of Cognitive in annual installments of $500,000 each due in 1997 through 1999. The debt also includes $800,000 due to American Magnetics payable in the years 2000 and 2001. The Company has entered into a definitive merger agreement with Axiohm S.A. In the event the merger is consummated long-term debt will increase by approximately $157 million. See Note 5 of Notes to Condensed Consolidated Financial Statements.


The Company currently expects that cash generated from operations and a $35 million revolving credit facility to be made available upon consumation of the merger with Axiohm will adequately fund the Company's anticipated cash needs for the next 12 months. The financing involved to combine the operations of DH Technology, Inc. and Axiohm would result in the use of all of the Company's current cash and cash equivalents. Please see Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company reviews potential foreign currency risks on an ongoing basis and to date has been able to effectively manage this risk without the use of hedging instruments.

PART II.  OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The 1997 Annual Meeting of the Shareholders of DH Technology, Inc. was held at the Sheraton Hotel West Tower on Harbor Island, San Diego, California, 92101, on April 24, 1997, at 10:00 a.m. (the "Annual Meeting").


         (b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

                                                                                    Number of Votes
                                                      -----------------------------------------------------------------------------


                                                                                   Withheld or Against             Broker
                            Nominees                          Cast For                                            Non-Votes
                            ------------------------- -------------------------- ------------------------- ------------------------

                            William J. Bowers                 7,358,723                   10,735                      0
                            William H. Gibbs                  7,358,708                   10,750                      0
                            Bruce G. Klaas                    7,302,716                   66,742                      0
                            Don M. Lyle                       7,358,723                   10,735                      0
                            George M. Ryan                    7,358,723                   10,735                      0



         (c) Additional proposals considered at the Annual Meeting are set forth below, each of which was approved according to the respective vote of the shareholders:

                  (1)      Ratification and approval of the appointment of KPMG Peat Marwick LLP as the
                           Company' s independent accountants for the current fiscal year.

                                    Cast For                     Against                    Abstentions or Broker Non-Votes
                            ------------------------- ------------------------------ ----------------------------------------------

                                   7,362,888                      6,570                                    0


Item 6 -   Exhibits and reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit 11      Computation of Net Income Per Share.

                           Exhibit 27      Financial Data Schedule.

                  (b)      Reports on Form 8-K
                           No report on Form 8-K was filed during the quarter ended June 30, 1997.


                  (c) Agreement and Plan of Merger among Axiohm S. A., AX Acquisition Corporation and DH Technology, Inc., dated as of July 14, 1997 (incorporated by reference from Exhibit (c)(1) to the Company's Schedule 14D-9, dated July 16, 1997, as amended, relating to the Axiohm transaction).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DH Technology, Inc. by:


    August 12, 1997                          /s/Janet W. Shanks
----------------------             -----------------------------------------
         Date                      Janet W. Shanks, Chief Accounting Officer
                                        (Chief Accounting Officer)

                               DH TECHNOLOGY, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997



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



                                                         EXHIBIT 11

                                            DH TECHNOLOGY, INC. AND SUBSIDIARIES
                                            Computation of Net Income Per Share
                                           (In thousands, except per share data)



                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        June 30                          June 30

                                                             -----------   -----------        -----------    -----------
                                                             -------------------------        --------------------------
                                                                1997          1996               1997           1996
                                                             -------------------------        --------------------------

Primary and fully diluted:*

Average shares outstanding                                        7,991         7,955              7,994          7,910

Net effect of dilutive stock
options and warrants based on
the treasury stock method using
average market price                                                291           566                 --            580
                                                             -----------   -----------        -----------    -----------

Average common and common
equivalent shares outstanding                                     8,282         8,521              7,994          8,490

Net income (loss)                                                $1,783        $3,291            ($6,100)        $6,325

Per share (primary and fully diluted)
                                                             ===========   ===========        ===========    ===========
Net income (loss) per share                                        $.22          $.39              ($.76)          $.75
                                                             ===========   ===========        ===========    ===========







* There is no significant difference between primary and fully diluted earnings per share.


