Form 10-Q
period 1997-09-30
AXIOHM TRANSACTION SOLUTIONS INC
filed 1997-11-20
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997, or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _________



                         Commission file number: 0-13459

                       Axiohm Transaction Solutions, Inc.
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of October 31, 1997, there were 6,512,926 shares of the registrant's Common Stock outstanding.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996                          1

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended
         September 30, 1997 and September 30, 1996                         2

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and
         September 30, 1996                                                3

         Notes to Condensed Consolidated Financial Statements              4

     ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         8


PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                       17

     Item 6 - Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                19


EXHIBITS INDEX                                                            20




                                             PART 1 - FINANCIAL INFORMATION
                                                ITEM 1 - Financial Statements
                                   AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                     (In thousands)

                                                                                 September 30,            December 31,
                                                                                -----------------      -------------------
                                                                                      1997                    1996
                                                                                -----------------      -------------------
                                                                                  (Unaudited)

                                                         ASSETS

Current assets:
     Cash and cash equivalents                                                            36,248                    1,839
     Restricted cash                                                                       8,594                       --
     Accounts receivable, net                                                             32,295                   10,552
     Inventories                                                                          28,523                   13,900
     Prepaid expenses and other current assets                                             9,487                    3,286
                                                                                -----------------      -------------------
         Total current assets                                                            115,147                   29,577
     Fixed assets, net of accumulated depreciation                                        20,928                   11,235
     Intangible assets                                                                    86,839                    2,606
     Other assets                                                                          5,240                      560
                                                                                ----------------       ------------------
        Total assets                                                                     228,154                   43,978
                                                                                =================      ===================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                     15,082                    7,480
     Current portion of long-term debt                                                     4,060                    2,322
     Accrued payroll, payroll taxes and benefits                                           4,877                       --
     Accrued expenses and other current liabilities                                        7,529                    5,703
     Income taxes payable                                                                  3,140                       --
     Deferred revenue                                                                        493                       --
                                                                                -----------------      -------------------
        Total current liabilities                                                         35,181                   15,505
Non-current liabilities:
     Senior subordinated debt                                                            187,800                       --
     Other long-term debt and long-term liabilities                                       15,919                   10,483
     Deferred tax liability                                                                1,627                    1,557
                                                                                -----------------      -------------------
        Total liabilities                                                                240,527                   27,545
                                                                                -----------------      -------------------
Shareholders' equity (deficit):
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                             --                       --
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding:
        6,512,926 shares in 1997 and 1996                                                 23,851                    4,167
     Foreign currency translation adjustment                                                (107)                     117
     Retained earnings (accumluated deficit)                                             (36,117)                  12,149
                                                                                -----------------      -------------------
        Total shareholders' equity (deficit)                                             (12,373)                  16,433
                                                                                -----------------      -------------------
        Total liabilities and shareholders' equity                                       228,154                   43,978
                                                                                =================      ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                         AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                                           Condensed Consolidated Statements of Operations
                                                                (In thousands, except per share data)


                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                      September 30,
                                                                    -----------------------------    -----------------------------
                                                                        1997            1996             1997            1996
                                                                    -----------------------------    -----------------------------
                                                                            (Unaudited)                        (Unaudited)

Net sales                                                                $42,943         $25,556          $99,558         $71,965
Cost of net sales                                                         28,176          18,216           66,978          49,792
                                                                    -------------   -------------    -------------   -------------
Gross margin                                                              14,767           7,340           32,580          22,173

Operating expenses:
     Selling, general and administrative                                   8,179           2,928           13,878           8,303
     Research and development                                              2,575           1,645            6,198           4,702
     In-process technology                                                50,831              --           50,831              --
                                                                    -------------   -------------    -------------   -------------
Total operating expenses                                                  61,585           4,573           70,907          13,005

Income (loss) from operations                                            (46,818)          2,767          (38,327)          9,168

Interest and other income                                                    327              23              390           1,229
Interest and other expense                                                 2,715             267            3,077             946
                                                                    -------------   -------------    -------------   -------------

Income (loss) before income taxes                                        (49,206)          2,523          (41,014)          9,451

Income taxes                                                               2,272             967            5,484           3,657
                                                                    -------------   -------------    -------------   -------------

Net income (loss)                                                       ($51,478)         $1,556         ($46,498)         $5,794
                                                                    =============   =============    =============   =============


Net income (loss) per share                                               ($7.90)          $0.24           ($7.14)          $0.93


Weighted average number of shares outstanding
Per share (primary and fully diluted):                                     6,513           6,513            6,513           6,243


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Cash Flows
                                                    (In thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                    ------------------------------------
                                                                                          1997              1996
                                                                                    ------------------------------------
                                                                                                 (Unaudited)


Cashflows from operating activities:
   Net income (loss)                                                                        ($46,498)            $5,794
   Adjustments to reconcile net income (loss) to net cash provided by operations:
     Write off of acquired in-process technology                                              50,831                 --
     Depreciation and amortization                                                             5,369              2,008
     Other non-cash charges                                                                      450                939
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                                      (8,909)            (4,851)
     Inventory                                                                                (1,323)             1,738
     Prepaid expenses and other assets                                                         4,819               (501)
     Accounts payable and accrued expenses                                                     3,962              4,466
                                                                                    ----------------- ------------------

Net cash provided by operating activities                                                      8,701              9,593

Cashflows from investing activities:
   Payment for acquisition of business, net of cash acquired                                (148,074)                --
   Capital expenditures                                                                       (3,670)            (2,532)
                                                                                    ----------------- ------------------

Net cash used in investing activities                                                       (151,744)            (2,532)

Cashflows from financing activities:
   Proceeds from tender financing                                                            186,979                 --
   Net repayment under line of credit                                                         (1,051)              (759)
   Principal repayments on long term debt                                                     (5,000)            (8,216)
   Dividends                                                                                  (1,768)              (411)
   Proceeds from stock issuance, net of issuance costs                                            --              3,807
   Debt issuance costs                                                                        (2,799)                --
   Loans to related parties                                                                    1,713               (388)
                                                                                    ----------------- ------------------

Net cash provided by (used in) financing activities                                          178,074             (5,967)

Effect of exchange rate changes on cash                                                         (622)                12

Net increase in cash and cash equivalents                                                     34,409              1,106

Cash and cash equivalents at beginning of period                                               1,839                636
                                                                                    ----------------- ------------------

Cash and cash equivalents at end of period                                                   $36,248             $1,742
                                                                                    ================= ==================

Supplemental Cashflow Disclosures:
   Interest paid                                                                                $488               $848
   Income taxes paid net of refunds                                                           $4,723             $2,224

Schedule of non-cash investing and financing activities:
   Acquisition of business:
      Fair value of assets acquired, net of cash acquired                                   $134,480                 --
      In process technology                                                                  $50,831                 --
      Liabilities assumed                                                                   ($17,995)                --
      Fair value of non-tendered stock                                                      ($19,242)                --
                                                                                    ----------------- ------------------
      Cash paid, net of cash acquired                                                       $148,074                 --

   During 1996,  the Company  financed  certain  capital  expenditures  totaling
   $163,000 through the incurrence of capital lease obligations.


                                 The accompanying notes are an integral part of these
                                      condensed consolidated financial statements

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (September 30, 1997 - Unaudited)


Note 1:  Unaudited Interim Financial Statements


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the AX Acquisition Corporation's Schedule 14D-1 filing dated July 16,1997, for further information.

Note 2:  Basis of Presentation


On August 21, 1997, pursuant to an Agreement and Plan of Merger dated as of July 14, 1997 (the "Agreement of Merger"), AX Acquisition Corporation ("AX"), a wholly-owned subsidiary of Axiohm S.A., acquired approximately 88%, or 7,000,000 shares, of the outstanding Common Stock of DH Technology, Inc. ("DH Technology") through a public tender offer to the shareholders of DH Technology at a price of $25 per share (the "Tender Offer").

On October 2, 1997, pursuant to the Agreement of Merger, AX acquired 100% of the outstanding Common Stock of Axiohm S.A. in exchange for 5,518,524 shares of DH Technology Common Stock and $12.2 million in cash (the "Share Exchange Offer"). Simultaneous with the Share Exchange Offer, DH Technology purchased all of the outstanding shares of AX in exchange for the assumption of approximately $190 million of debt (the "Acquisition Financing") incurred by AX to finance the Tender Offer. Immediately after the Share Exchange Offer, AX was merged with and into DH Technology (the "Merger"), the surviving legal entity, and the company changed its name from "DH Technology, Inc." to "Axiohm Transaction Solutions, Inc". Immediately after the Merger, approximately 85% of DH Technology's outstanding Common Stock was held by the former shareholders of Axiohm S.A. and 15% was held by the former public shareholders of DH Technology, Inc. Axiohm S.A. and its subsidiaries and DH Technology and its subsidiaries are hereinafter referred to collectively as the "Company".

The Tender Offer, the Share Exchange Offer and the Merger (collectively the "Acquisition") have been accounted for as a reverse acquisition, in which Axiohm S.A. was treated as the acquiror for accounting purposes. Accordingly, the historical financial information for periods prior to August 31, 1997 are those of Axiohm S.A. The effective date of the Acquisition and Merger of DH Technology for accounting purposes was August 31, 1997, and, accordingly, the capital structure of the Company has been retroactively restated to reflect the number of shares outstanding as a result of the Acquisition. The results of operations for the three and nine month periods ended September 30, 1997 include the operations of DH Technology for the month of September 1997.


Note 3: Acquisition

The acquisition of DH Technology has been accounted for using the purchase method of accounting. The aggregate purchase price of $208.6 million consisted of cash paid for DH Technology shares, DH Technology stock options, transaction costs, and the fair value of DH Technology non-tendered shares and was allocated based on the fair values of tangible and intangible assets acquired. The Company expects that the final purchase price allocation will be known by December 31, 1997 and could differ from the preliminary allocation. A summary of the preliminary purchase price allocation is as follows:

         Net tangible assets acquired               $76,152,000
         In-process research and development         50,831,000
         Goodwill and other intangibles              81,646,000
                                                     ----------

         Total                                     $208,629,000
                                                   ============


The purchased in-process research and development had not reached technological feasibility, had no probable tentative future uses, and was charged to operations upon acquisition. Goodwill and other intangibles are being amortized over three years using the straight line method.

Of the cash paid for the DH Technology stock options, $8.6 million was funded to a Rabbi trust and is reflected on the balance sheet as restricted cash.

The Acquisition Financing consisted of $166.2 million of senior indebtedness under a credit facility with an institutional lender and $24 million of interim preferred stock financing. Both of these amounts were fully repaidon October 2, 1997 with the proceeds from a private placement of $120 million of 9-3/4% Senior Subordinated Notes due 2007 and borrowings under an $85 million Credit Agreement. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

The following unaudited pro forma information has been prepared assuming that the Acquisition and the Acquisition Financing had occurred at the beginning of the periods presented. Pro forma adjustments included increased amortization for the purchase price in excess of assets acquired; in-process research and development expense; increased interest expense from the Acquisition Financing; and related income tax effects. The pro forma information does not reflect any potential cost savings from combining the operations of DH Technology and Axiohm S.A.

                                                   Nine Months Ended
                                      September 30, 1997      September 30, 1996
                                      ------------------      ------------------

         Net sales                         $158,289,000             $159,222,000

         Net loss                           $69,239,000              $67,156,000

         Net loss per share                      $10.63                   $10.76

         Weighted average number of
         shares outstanding                   6,512,926                6,242,926


The pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the Acquisition and the Acquisition Financings been completed at the beginning of the periods presented, or results that may be obtained for the year ended December 31, 1997 or for any other period. See Note 5 of the Notes to Condensed Consolidated Financial Statements.


Note 4:  Inventories

The composition of inventories at September 30, 1997 and December 31, 1996 was as follows:

                                        September 30, 1997     December 31, 1996

         Raw materials                       $32,612,000             $13,345,000
         Work in process                         512,000                 949,000
         Finished goods                        3,015,000               1,793,000

         Totals                              $36,139,000             $16,087,000
                                            ============             ===========


Note 5: Subsequent Events

Senior Subordinated Notes

On October 2, 1997, the Company completed a private placement (the "Initial Notes Offering") of $120 million of its 9-3/4% Senior Subordinated Notes due 2007 (the "Initial Notes"). The Initial Notes were placed with Lehman Brothers Inc. as initial purchaser (the "Initial Purchaser") and were subsequently resold by the Initial Purchaser in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and outside of the United States in offshore transactions to foreign investors in reliance on Regulation S under the Securities Act. The underwriting discount to the Initial Purchaser was 2.75% of the principal amount of the Initial Notes purchased (or an aggregate of $3.3 million).

Interest on the Initial Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 1998, until maturity on October 1, 2007. The Initial Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at various premiums to original face value. The Company's payment obligation under the Initial Notes is jointly and severally guaranteed on a senior subordinated basis by each of the Company's U.S. subsidiaries ("the Guarantors"). The proceeds from the sale of the Initial Notes, together with borrowings under the $85 million Credit Agreement (see below) and existing cash were used to repay principal and accrued interest under the Acquisition Financing.

Pursuant to a Registration Rights Agreement dated October 2, 1997 (the "Registration Rights Agreement") among the Company, certain of the Company's U.S. subsidiaries, as Guarantors, and the Initial Purchaser, the Company and the Guarantors have agreed to use their best efforts to file a registration statement no later than 60 days after the closing of the Initial Notes Offering, with respect to an offer to exchange the Initial Notes for new senior subordinated notes of the Company (the "New Notes") registered under the Securities Act, with terms identical to those of the Initial Notes, and to cause such registration statement to become effective no later than 120 days after the closing of the Initial Notes Offering. The Initial Notes and the New Notes are hereinafter referred to collectively as the "Notes". The holders of the Notes are entitled to certain penalty payments from the Company under certain circumstances if the Company and the Guarantors are not in compliance with their obligations under the Registration Rights Agreement.

Senior Bank Credit Agreement

On October 2, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of banks (the "Banks"), led by Union Bank and Lehman Brothers which acted as agent. Pursuant to the Credit Agreement, the Banks have extended the Company a two tranche amortizing term loan in the original principal amount of $50 million (the "Term Loan") and established a $35 million revolving line of credit (the "Revolver") available through October 2, 2002. The Term Loan consists of a Tranche A term loan in an aggregate principal amount of $35 million, which has a maturity of five years, and a Tranche B term loan in an aggregate principal amount of $15 million, which has a maturity of six years. The Term Loan and Revolver are secured by a lien on substantially all of the real and personal property of the Company and certain of its subsidiaries and a pledge of capital stock of certain of its subsidiaries (provided that no lien was or will be granted on the assets of Foreign Subsidiaries (as defined) and no capital stock of Foreign Subsidiaries will be pledged to the extent that the granting of such lien or the making of such pledge would result in materially adverse United States federal income tax consequences to the Company or would violate applicable law). The proceeds of the Term Loan and the initial advance under the Revolver were used by the Company to repay principal and accrued interest under the Acquisition Financing. Both the Term Loan and the Revolver have interest rate options including an interest rate based on the Eurodollar Rate plus a margin of between 2.5% to 3%. Such margins will vary depending upon the relationship between the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate total debt outstanding. The Company is required to pay a fee of 0.375% per annum on the unused portion of the Revolver. Under the Credit Agreement, the Company is required to enter into arrangements to provide interest protection for $20 million of this floating rate debt for two years.


Note 6:  Shareholders Equity

On June 24, 1996, Axiohm received net proceeds of $3.8 million from a private placement of 421,200 shares of Common Stock to an employee of Axiohm and two institutional investors.

On June 24, 1996, Axiohm declared a cash dividend of $0.4 million on Common Stock which was paid to shareholders of record on June 24, 1996.

On May 14, 1997, Axiohm declared a cash dividend of $1.8 million on Common Stock which was paid to shareholders of record on May 14, 1997.


Note 7:  Commitments and Contingencies

In connection with the August 1994 acquisition by DH Technology of all of the outstanding stock of Cognitive Solutions, Inc. ("Cognitive"), a designer, manufacturer and marketer of thermal bar code printers and complementary label media for use in automatic data collection systems, the Company is obligated to pay $0.5 million on August 15 in each of 1998 and 1999. The Company also may be required to make additional payments, not to exceed $3.0 million, to the former shareholder of Cognitive, based upon net sales of a specified Cognitive product line.

In connection with the December 1994 acquisition by Axiohm S.A. of the transaction printer business of NCR Corporation ("NCR"), now known as Axiohm IPB, for up to $30.6 million, of which $15.6 million was paid at closing, $0.5 million has been paid to date in earn-out payments and a final payment of up to $5.0 million may be paid in additional earn-out payments based upon 1997 sales. The Company estimates that the final payment will be less than approximately $1.5 million and is anticipated to be paid in 1998. Axiohm S.A. recorded approximately $3.0 million of goodwill in connection with this acquisition, which was accounted for using the purchase method of accounting.

In connection with the March 1997 acquisition by DH Technology of certain assets and liabilities of American Magnetics Corporation ("AMC"), a designer, manufacturer, and marketer of card reader modules and stand-alone card readers, and a wholly-owned subsidiary of Group 4 Securitas Holdings, a Netherlands company, for $5.7 million, of which $4.85 million was paid at closing, an additional $0.8 million will become payable in the years of 2000 and 2001. Based upon attainment of specified net sales, an additional $1.6 million may also become payable.

In connection with the purchase and improvement of manufacturing facilities in France, Axiohm S.A. negotiated in 1994 a $1.6 million grant (the "Grant") from various agencies of the French government. The Company is contingently liable to those agencies for the repayment, in whole or in part, of the Grant in the event that the Company does not meet the requirements of the Grant, which include minimum employment levels through 1997, minimum capital expenditures and continued use of the building throughout the lease term.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements that include the words "believes," "expects," anticipates" and similar expressions relating to: anticipated cost savings following the Merger; expected sales activity based on seasonal factors; estimated levels of selling, general and administrative expense after non-cash charges related to the Acquisition; expected trends in research and development expenses and interest income; and plans to meet requirements for working capital, capital expenditures and debt service. Such forward-looking statemetns involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectation are set forth below under the caption "Certain Factors That May Affect Future Results."

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein.

Background

On August 21, 1997, AX, a wholly-owned subsidiary of Axiohm S.A., completed a tender offer to acquire 7 million (or approximately 88%) of the outstanding shares of DH Technology, which resulted in a change of control of DH Technology. On October 2, 1997, AX (i) acquired all of the outstanding shares of Axiohm S.A. in exchange for 5,518,524 shares of DH Technology Common Stock and $12.2 million in cash and then (ii) was merged into DH Technology. Although DH Technology was the surviving corporation for legal purposes, the merger was treated as a purchase of DH Technology by Axiohm S.A. for accounting purposes. The effective date of the merger was October 2, 1997 for legal purposes. The effective date of the acquisition and merger of DH Technology was August 31, 1997 for accounting purposes. For the three and nine month periods ended September 30, 1996, the following discussion includes the results of operations for Axiohm S.A. only. For the three and nine month periods ended September 30, 1997, the following discussion includes the results of operations for Axiohm S.A. for the full periods plus the results of operations of DH Technology for the month of September 1997.

Results Of Operations

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

Net Sales. Net sales of $42.9 million for the third quarter of 1997 increased 68.0%, or $17.3 million, compared to net sales of $25.6 million for the same period last year. This increase was attributable to the addition of DH Technology net sales for September 1997 of $10.3 million and an increase in net sales of $7.0 million. The increase in net sales reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices and a unit decline in thermal mechanisms.

Historically, the Company has experienced lower levels of sales of transaction printers during the period from mid-November to the end of December caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas.


Cost of Net Sales. Cost of net sales of $28.2 million decreased to 65.6% of net sales for the third quarter of 1997 from 71.3%, or $18.2 million, of net sales for the same period of 1996, due primarily to the following four factors: a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S.; lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses of $8.2 million increased to 19.0% of net sales in the third quarter of 1997 from 11.5%, or $2.9 million, in the same period in 1996. This increase was largely the result of non-cash goodwill amortization expense of $2.5 million, the inclusion of expenses attributable to DH Technology of $1.6 million, $0.5 million in a non-cash charge for stock options and an increase of $0.8 million in base expenses. The increase in base expenses was primarily the result of higher staffing levels and expenses needed to support higher sales, offset, in part, by the favorable impact of the fluctuations in the U.S. dollar compared to the French franc. The Company anticipates that, on a quarterly basis through the third quarter of 2000, selling, general and administrative expenses will include approximately $8 million to $9 million in non-cash acquisition related charges which principally includes non-cash goodwill amortization.

Research and Development Expenses. Research and development expenses as a percentage of net sales decreased to 6.0% in the third quarter of 1997 compared to 6.4% in the third quarter of 1996. Total dollars expended for research and development increased $1 million to $2.6 million in the third quarter of 1997 compared to $1.6 million in the third quarter of 1996 partially due to the inclusion of DH Technology expenses of $.5 million. In addition, the Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollar terms for the foreseeable future.

In-Process Technology. In conjunction with the acquisition of DH Technology, the Company incurred a non-cash charge of $50.8 million due to the write-off of acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use).

Loss from Operations. Loss from operations for the third quarter of 1997 was $46.8 million, compared to net income of $2.8 million in the same period for 1996. The net loss in the third quarter of 1997 was largely due to the in-process technology charge discussed above.

Interest and Other Income. Interest income increased $.3 million during the third quarter of 1997 over the prior year as a result of higher cash balances in the third quarter of 1997. The Company does not anticipate it will obtain significant interest income for at least the next twelve months because substantially all of the Company's cash was used to complete the Merger or became restricted following the Merger.

Interest and Other Expense. Interest expense increased to $2.7 million in the third quarter of 1997 from $.3 million for the same period in 1996 due to the incurrence of Acquisition Financing. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes. Provision for income taxes of $2.3 million in 1997 increased $1.3 million from $1.0 million in 1996. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges was approximately 46% compared to 38.3% due to the increase from 36.7% to 41.3%, in the French statutory tax rate which has been applied in the third quarter of 1997 retroactively from January 1, 1997. Income tax expense as a percentage of loss before income taxes including the effect of acquisition related charges, was 4.6% in the third quarter of 1997 primarily due to the in-process technology charge and goodwill amortization being non-deductible for income tax purposes.




Nine Months Ended September 30, 1997 Compared To Nine Months Ended September 30, 1996

Net Sales. Net sales of $99.6 million for the nine-months ended September 30, 1997 increased 38.3% compared to net sales of $72.0 million for the same period in the prior year. This increase was attributable to the addition of DH Technology net sales of $10.3 million and an increase in net sales of $27.6 million. The increase in net sales reflects increased unit volumes of transaction printers and printer mechanisms partially offset by a decline in average selling prices and a unit decline in thermal mechanisms.

Historically, the Company has experienced lower levels of sales of transaction printers during the period from mid-November to the end of December caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas.

Cost of Net Sales. Cost of net sales of $67.0 million increased $17.2 or 34.5%, from $49.8 million in the 1996 period. Cost of net sales as a percentage of revenues decreased from 69.2% in the 1996 period to 67.3% in 1997. The decline was due to a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S., lower purchase prices of components and parts, continuing technology improvements and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $13.9 million for the 1997 period increased $5.6 million or 67.1% from $8.3 million in the 1996 period. Selling, general and administrative expenses as a percentage of revenues increased from 11.5% in the 1996 period to 13.9% in the 1997 period. This increase was largely the result of non-cash goodwill amortization expense of $2.5 million, the inclusion of expenses attributable to DH Technology of $1.6 million, $0.5 million in a one-time charge for stock options and an increase of $0.8 million in base expenses. The increase in base expenses was primarily a result of higher staffing levels and expenses needed to support higher sales, offset, in part, by the favorable impact of the fluctuations in the U.S. dollar compared to the French franc. The Company anticipates that, on a quarterly basis through the third quarter of 2000, selling, general and administrative expenses will include approximately $8 million to $9 million in non-cash acquisition related charges.

Research and Development Expenses. Research and development expenses of $6.2 million in the 1997 period increased $1.5 million or 31.8% from $4.7 in the 1996 period. Research and development expenses as a percentage of revenues decreased slightly from 6.5% in the 1996 period to 6.2% in the 1997 period. The Company believes that the timely development of new products and enhancements to its existing products are essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollar terms for the foreseeable future.

In-Process Technology. In conjunction with the acquisition of DH Technology, the Company incurred a non-cash charge of $50.8 million due to the write-off of acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use).

Loss From Operations. Loss from operations for the 1997 period was $38.3 million, compared to net income of $9.2 million in the same period for 1996. The net loss in the third quarter of 1997 was largely due to the in-process technology charge discussed above.

Interest And Other Income. Interest income and other income of $0.4 million in the 1997 period decreased $0.8 million from $1.2 million in the 1996 period. In the 1996 period, Axiohm S.A. received insurance proceeds of $1.0 million as compensation for the loss of revenue and commercial damage caused by water damage in its clean room facility located in Puiseaux, France. The Company does not anticipate that it will obtain significant interest income for at least the next twelve months because substantially all of the Company's cash was used to complete the Merger or became restricted following the Merger.

Interest And Other Expense. Interest expense increased to $3.1 million for the 1997 period from $.09 million in the 1996 period due to the incurrence of the Acquisition Financing. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Provision For Income Taxes. Provision for income taxes of $5.5 million in 1997 increased $1.8 million from $3.7 million in 1996. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 41.8% compared to 38.3% due to the increase from 36.7% to 41.3%, in the French statutory tax rate. Income tax expense as a percentage of loss before income taxes including the effect of acquisition related charges, was 13.4% in the 1997 period primarily due to the in-process technology charge being non deductible for income tax purposes.

Certain Factors That May Affect Future Results

An investment in the Company's securities involves a high degree of risk. In making an investment decision with respect to the Company's securities prospective investors should carefully read the following factors, in addition to the other information set forth in this Quarterly report on Form 10Q and in any other document filed by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, after the date hereof.

Substantial Leverage and Debt Service. The Company is, and will continue to be, highly leveraged. The Company's ability to make scheduled payments of principal of, or to pay the premium, if any, interest on its outstanding indebtedness or to refinance its indebtedness or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Agreement in an amount sufficient to enable the Company to service its indebtedness, or to make anticipated capital expenditures. There can be no assurance that anticipated revenue growth or cost savings will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness, the restrictions on the Company's ability to incur additional indebtedness under the Credit Agreement and the Indenture, and the fact that substantially all assets of the Company' and its subsidiaries will be pledged to secure obligations under the Credit Agreement.

The degree to which the Company is leveraged (i) could make it more difficult for the Company to satisfy its obligations with respect to its outstanding indebtedness; (ii) increase the Company's vulnerability to general adverse economic and industry conditions; (iii) limit the Company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; (iv) require the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements; (v) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (vi) place the Company at a competitive disadvantage vis-a-vis less leveraged or better capitalized competitors. In addition, the Indenture and the Credit Agreement contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds. Failure by the Company to comply with such covenants could result in events of default under the Indenture and the Credit Agreement which, if not cured or waived, could permit the indebtedness thereunder to be accelerated which would have a material adverse effect on the Company's business, financial condition and results of operations.

Restrictive Loan Covenants. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, make certain asset dispositions, merge or consolidate with, or transfer substantially all of its assets to another person, encumber assets under certain circumstances, restrict dividends and other payments from subsidiaries, issue capital stock of wholly-owned subsidiaries, engage in certain business activities, or engage in certain change of control transactions. In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is also required to maintain specified financial covenants, including maximum capital expenditure limits, minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio (each as defined in the Credit Agreement). The failure by the Company to maintain such financial covenants or to comply with the restrictions contained in the Credit Agreement or the Indenture could result in a default thereunder, which in turn could cause such indebtedness (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. No assurance can be given that the Company's future operating results will be sufficient to enable compliance with such covenants, or in the event of a default, to remedy such default.

Dependence on Principal Customer. In 1994, Axiohm S.A. acquired NCR's transaction printer business and placed the business in Axiohm IPB. At the time of the acquisition, Axiohm IPB entered into a three-year contract (the "Initial NCR Contract") with NCR that required NCR to purchase at least 75% of its needs for transaction printers of the type manufactured by Axiohm IPB at such time (the "Initial Covered Products"). Since the acquisition, the Company believes that NCR has purchased over 90% of its requirements for Initial Covered Products from Axiohm IPB pursuant to the Initial NCR Contract and has also purchased a substantial number of other products from Axiohm S.A. Total sales to NCR by Axiohm S.A. represented 52% and 64% of Axiohm S.A.'s revenues for fiscal years 1996 and 1995, respectively. On a pro forma basis for the nine months ended September 30, 1997, the Company's sales to NCR would have represented 26% of the Company's total revenue. On September 2, 1997, Axiohm IPB entered into a new three-year contract with NCR (the "New NCR Contract"). The New NCR Contract does not obligate NCR to purchase a minimum of 75% of its requirements for transaction printers of the type manufactured by Axiohm IPB, but does provide that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "New Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for New Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. Similar to the Initial NCR Contract, the New NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such New Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the New NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

Integration of Operations. The integration of the administrative, finance and manufacturing operations of Axiohm S.A. and DH Technology, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls may require significant financial resources and substantial attention from management. The Company has identified certain cost savings related to the business combination. The Company expects to incur significant integration costs over the course of 1998 and 1999 related to the Merger and the implementation of the Company's cost saving strategy. Any inability of the Company to integrate these companies successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm S.A. and DH Technology are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations.

Management of Acquisitions. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses and continues to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition or business combination, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the anticipated benefits of any acquisition will be realized. A failure by the Company to manage any such acquisitions effectively could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there may be future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition. The Company has a number of significant domestic and foreign competitors for its transaction printer, bar code printer and card reader products. Many of the Company's competitors have significantly greater financial, technical and marketing resources than does the Company. To remain competitive, the Company believes that it will be required to maintain a high level of technological expertise and deliver reliable cost-effective products on a timely basis. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position or that other competitors with substantially greater financial resources, including other manufacturers of non-transaction printers, will not attempt to enter the market. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuating Operating Results; Dependence on OEM Sales. The Company's net sales and operating results may fluctuate in the future as a result of a number of factors, including: (i) the timing of customer orders; (ii) the timing of completion of existing customer contracts; (iii) variations in the Company's sales channels or the mix of products it sells; (iv) changes in pricing policies by the Company's suppliers; (v) fluctuations in manufacturing yields; (vi) market acceptance of new and enhanced versions of the Company's products; (vii) the success or failure of the sales and marketing efforts of the Company's OEM customers to end-users; (viii) the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings; and (ix) seasonal factors relating to the Company's business. In particular, the Company's customers encounter uncertain and changing demand for their products. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and the Company may at any time and with minimal notice in the future experience, cancellations and postponements of orders. Any such cancellations or postponements of orders could have a material adverse effect on the Company's business, financial condition and results of operations.

A significant portion of the Company's net sales historically have been application-specific or customizable products designed for and sold to OEMs. The Company's sales volume for any one particular OEM application-specific product is necessarily tied to the ability of the OEM to successfully market its final product to the end-user. The successful marketing of the OEM's final products to end-users is generally outside of the control of the Company and is usually not dependent on the successful performance of the Company's products. Although the Company attempts to diversify its OEM sales across a broad spectrum of OEMs and OEM product lines to mitigate these risks, the timing of large orders for particular OEM products may have a material adverse effect on the Company's results of operations for the periods in which such orders are filled. In addition, if sales by an OEM of products to end-users decline or fall short of expectations, orders to the Company related to such products may decline or cease. For example, DH Technology's results of operations in 1996 were favorably impacted by $15.6 million in sales to a single OEM for a new product. However, the Company expects sales to this OEM for this product during 1997 to be less than $1.0 million. The Company's results of operations in the future may be similarly affected by large OEM orders for new products or by rapid declines in sales of the OEM's products.

Seasonality. The Company's results of operations may fluctuate from year to year or quarter to quarter due to a variety of factors. The Company expects lower levels of sales and profitability during the period from mid-November to the end of December impacting the last quarter of each fiscal year. The Company believes that this seasonality is caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas.

Technological Change; Dependence on New Products. The markets for some of the Company's products are characterized by frequent refinement and enhancement of existing products and new product introductions and by declining average selling prices over product life cycles. The Company's future prospects are highly dependent upon the timely completion and introduction of new products at competitive price and performance levels and the acceptance by new markets of the Company's products. The Company also must respond to current competitors which may choose to increase their presence in the Company's markets, and to new competitors, which may choose to enter those markets. In addition, while the Company is not aware of any new fundamental technologies for transaction printers that are likely to be a significant factor in the near future, no assurance can be given that the Company's competitors will not introduce new technologies or technological improvements that will place the Company at a competitive disadvantage. The failure by the Company to make timely introduction of new products or to respond to competitive threats could have a material adverse effect on its business, financial condition and results of operations.

Environmental and Other Government Regulations. Federal, state, local and foreign regulations impose various controls on the storage, handling, discharge and disposal of substances used in the Company's manufacturing processes and on the Company's facilities. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of such measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability, or could cause its manufacturing operations to be curtailed or suspended.

International Sales and Operations. A significant portion of the Company's net sales historically have been derived from sales to customers outside of the United States. The Company expects that international sales will continue to represent a significant portion of its net sales for the foreseeable future.
Although  the  Company's  net  sales  are  denominated  in  U.S.  dollars,   its
international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as tariff regulations and difficulties in obtaining export licenses. In addition, historically the French operations of Axiohm S.A. have incurred a majority of Axiohm S.A.'s expenses in French francs, while a substantial majority of Axiohm S.A.'s revenues have been in U.S. dollars. Any material appreciation in the French franc relative to the U.S. dollar would, absent any effects associated with hedging or currency trading transactions, detrimentally affect the financial performance of the Company's French operations.

Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. There can be no assurance that the services of such personnel will continue to be available to the Company. The Company is also dependent upon the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas. The Company does not have employment agreements with many of its employees, and there is no assurance that the Company will be able to retain its key employees. The failure of the Company to hire and retain such key management and other personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Voting Control of the Company. As of October 2, 1997, the Company's executive officers and directors as a group beneficially owned approximately 59% of the Company's outstanding Common Stock and Patrick Dupuy and Gilles Gibier, principal shareholders and Co-Chairmen of the Company's Board of Directors, beneficially owned approximately 54% of the Company's outstanding Common Stock. Accordingly, Mr. Dupuy and Mr. Gibier have the ability to elect a majority of the Board of Directors of the Company and to determine the outcome of any other matter submitted to the shareholders for approval, including the power to determine the outcome of all corporate transactions, such as mergers, consolidations and the sale of all or substantially all of the assets of the Company.

Intellectual Property Rights. The Company holds various U.S. and foreign patents on impact printheads, transaction printers, magnetic card readers and bar code products and has applied for additional domestic and foreign patents. The basic technology for many of the Company's products is based upon these patents and on manufacturing expertise. There can be no assurance that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business, or that others will not independently develop similar products, duplicate the Company's products, or design around the patents issued to the Company.

The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. In addition, the Company has in the past, and may in the future, commence litigation against third parties for infringement of the Company's intellectual property rights. Any such litigation initiated by the Company or by others is, at a minimum, costly and can divert the efforts and attention of the Company's management and technical personnel, which can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end-users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse effect on the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on commercially reasonable terms, if at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Liquidity And Capital Resources

For the nine months ended September 30, 1997 net cash provided by operating activities was $8.7 million, which was primarily the result of a $46.5 million net loss offset by non-cash charges of $56.7 million, of which the largest component was a $50.8 million write-off of in-process technology in conjunction with the Acquisition..

The increase in working capital from December 31, 1996 to September 30, 1997 of $51.5 million was primarily due to $56.4 million of working capital acquired with the Acquisition by an increase in accounts receivable. On October 2, 1997 $31 million of unrestricted cash along with the offset proceeds from the $120 million Initial Notes Offering and $57 million of borrowings under the Credit Agreement was used to repay principal and accrued interest under the Acquisition Financing.

Axiohm, S.A. completed a tender for approximately 88% of the outstanding shares of DH Technology and subsequently merged into DH Technology. On October 2, 1997 DH Technology changed its name to Axiohm Transaction Solutions, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements.

The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal, interest or to fund planned capital expenditures or working capital, will depend upon its future performance, which, in turn, is subject to various factors both within and beyond its control. See "Certain Factors That May Affect Future ResultsSubstantial Leverage and Debt Service." Based upon current levels of operations and anticipated growth in revenues and cost savings, the Company believes that the Company's cash flow from operations and amounts available under the Credit Agreement will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness during the next twelve months. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Credit Agreement includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the incurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemptions; prepayment or repurchase of other indebtedness and other provisions. Under the Credit Agreement, the Company is required to enter into arrangements to provide interest protection for $20 million of this floating rate debt for two years.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the Credit Agreement. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The Indenture contains covenants regarding: restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates. See "Certain Factors That May Affect Future Results- Restrictive Loan Covenants" and Note 4 of Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 2 - Changes in Securities

The Company's Credit Agreement and Senior Subordinated Note Indenture restrict the Company from paying dividends on its Common Stock


Item 6 -   Exhibits and reports on Form 8-K

                  (a)      Exhibits:
     ----------------------------------- ---------------------------------------
                               2.1** Agreement and Plan of Merger dated as of July 14, 1997, among the Registrant, Axiohm S.A. and AX Acquisition Corporation.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                2.2* Purchase and Assumption Agreement, dated October 2, 1997, among Axiohm IPB, AX Acquisition Corporation and the Registrant.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                3.1* Certificate of Ownership of the Registrant filed with the California Secretary of State on October 2, 1997.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                3.2*      Amended and Restated Bylaws of the
                                          Registrant.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                4.1* Indenture, dated as of October 2, 1997 among the Registrant, the Guarantors named therein, and The Bank of New York, as trustee.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                4.2*      $117,300,000 9-3/4% Senior
                                          Subordinated Note due 2007 and
                                          Subsidiary Guarantee.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                4.3*      $2,350,000 9-3/4% Senior Subordinated
                                          Note due 2007 and Subsidiary
                                          Guarantee.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                4.4* $350,000 9-3/4% Senior Subordinated Note due 2007 and Subsidiary
                                          Guarantee.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.1* Registration Rights Agreement, dated as of October 2, 1997 among the Registrant, Axiohm S.A., Axiohm IPB, Inc., Dardel Technologies S.A., Stadia Colorado Corp., Cognitive Solutions, Inc. and Lehman Brothers Inc.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.2* Purchase Agreement, dated September 25, 1997, among the Registrant, Axiohm IPB Inc., Cognitive Solutions, Inc., Stadia Colorado Corp. and Lehman Brothers Inc.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.3* Employment Agreement between the Registrant and William H. Gibbs dated as of July 14, 1997.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.4* Employment Agreement between the Registrant and Walter Sobon dated as of July 14, 1997.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.5* Employment Agreement between the Registrant and Janet Shanks dated as of July 14, 1997.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                               10.6* Employment Agreement between the Registrant and David Ledwell dated as of July 14, 1997.
     ----------------------------------- ---------------------------------------
    ------------------------------------ ---------------------------------------
                               10.7* Credit Agreement, dated October 2, 1997, among the Registrant as Borrower, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent and administrative agent.

         ----------------------------------- -----------------------------------
     ----------------------------------- ---------------------------------------
                               10.8* Guarantee and Collateral Agreement, dated as of October 2, 1997, between the Registrant, Lehman Brothers, Inc., Lehman Commercial Paper Inc. and certain of Registrant's subsidiaries.
     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------
                                27.1      Financial Data Schedule.

     ----------------------------------- ---------------------------------------
                             ** Incorporated by reference to Exhibit (c)(1) of the Registrant's Schedule 14D-9 dated July 16, 1997. * Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Report on Form 8-K dated October 2, 1997.


                  (b) During the quarter ended September 30, 1997, the Company filed the following reports on Form 8-K:

                                         Current Report on Form 8-K dated August
                                         21,  1997   relating  to  a  change  in
                                         control of DH Technology pursuant to an
                                         acquisition of 7,000,000  shares of the
                                         Common  Stock  of DH  Technology  by AX
                                         Acquisition  Corporation,  a California
                                         corporation     and     an     indirect
                                         wholly-owned subsidiary of Axiohm S.A.,
                                         a private French Company.

                                         Current   report   on  Form  8-K  dated
                                         October   2,  1997   relating   to  the
                                         completion of a series of  transactions
                                         with  Axiohm  S.A.,  a  private  French
                                         company,  pursuant to an Agreement  and
                                         Plan of Merger,  dated  July 14,  1997,
                                         among DH Technology,  Inc., Axiohm S.A.
                                         and AX Acquisition Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Axiohm Transaction Solutions, Inc. by:


    November 19, 1997                            /s/Janet W. Shanks
   -------------------                 -----------------------------------------
         Date                          Janet W. Shanks, Chief Accounting Officer
                                            (Chief Accounting Officer)

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


--------------------------------------------------------------------------------
        EXHIBIT         DESCRIPTION
--------------------------------------------------------------------------------

   ---------------- ------------------------------------------------------------
            2.1**      Agreement  and Plan of Merger  dated as of July 14, 1997,
                       among the  Registrant,  Axiohm  S.A.  and AX  Acquisition
                       Corporation.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             2.2*      Purchase and Assumption Agreement, dated October 2, 1997,
                       among  Axiohm IPB,  AX  Acquisition  Corporation  and the
                       Registrant.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             3.1*      Certificate of Ownership of the Registrant filed with the
                       California Secretary of State on October 2, 1997.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             3.2*      Amended and Restated Bylaws of the Registrant.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             4.1*      Indenture,   dated  as  of  October  2,  1997  among  the
                       Registrant, the Guarantors named therein, and The Bank of
                       New York, as trustee.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             4.2*      $117,300,000 9-3/4% Senior Subordinated Note due 2007 and
                       Subsidiary Guarantee.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             4.3*      $2,350,000  9-3/4% Senior  Subordinated Note due 2007 and
                       Subsidiary Guarantee.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             4.4*      $350,000  9-3/4%  Senior  Subordinated  Note due 2007 and
                       Subsidiary Guarantee.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.1*     Registration  Rights  Agreement,  dated as of  October 2,
                       1997 among the Registrant, Axiohm S.A., Axiohm IPB, Inc.,
                       Dardel   Technologies   S.A.,   Stadia   Colorado  Corp.,
                       Cognitive Solutions, Inc. and Lehman Brothers Inc.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.2*     Purchase  Agreement,  dated September 25, 1997, among the
                       Registrant,  Axiohm IPB Inc., Cognitive Solutions,  Inc.,
                       Stadia Colorado Corp. and Lehman Brothers Inc.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.3*     Employment  Agreement  between the Registrant and William
                       H. Gibbs dated as of July 14, 1997.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.4*     Employment  Agreement  between the  Registrant and Walter
                       Sobon dated as of July 14, 1997.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.5*     Employment  Agreement  between the  Registrant  and Janet
                       Shanks dated as of July 14, 1997.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.6*     Employment  Agreement  between the  Registrant  and David
                       Ledwell dated as of July 14, 1997.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.7*     Credit  Agreement,  dated  October  2,  1997,  among  the
                       Registrant  as  Borrower,   Lehman   Brothers   Inc.,  as
                       arranger,   and  Lehman   Commercial   Paper   Inc.,   as
                       syndication agent and administrative agent.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             10.8*     Guarantee and Collateral  Agreement,  dated as of October
                       2, 1997, between the Registrant,  Lehman Brothers,  Inc.,
                       Lehman  Commercial Paper Inc. and certain of Registrant's
                       subsidiaries.
     ---------------- ----------------------------------------------------------
     ---------------- ----------------------------------------------------------
             27.1      Financial Data Schedule.
     ---------------- ----------------------------------------------------------
         **  Incorporated  by  reference to Exhibit  (c)(1) of the  Registrant's
         Schedule 14D-9 dated July 16, 1997. * Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Report on Form 8-K dated October 2, 1997.