Form 10-K/A
period 1996-12-31
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-02-13
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO.2

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the year ended December 31, 1996, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
        For the transition period from ____________ to ____________

                         Commission File Number: 0-13459


                       AXIOHM TRANSACTION SOLUTIONS, INC.
                      (formerly named DH TECHNOLOGY, INC.)
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

This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed solely for the purpose of correcting the report of the Registrant's independent auditors to relect that such auditors have signed such report.

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

                                AXIOHM TRANSACTION SOLUTIONS, INC.
                                (formerly named DH TECHNOLOGY, INC.)

                                By:      /s/ Janet W. Shanks
                                ----------------------------
                                  Janet W. Shanks
                                  Chief Accounting Officer,
                                  Corporate Controller, and Secretary

Date: February 13, 1998


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

                                  /s/ KPMG Peat Marwick LLP/

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

                             /s/ KPMG Peat Marwick LLP/


San Diego, California
March 27, 1997