Form 10-K/A
period 1996-12-31
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-02-13
CIK 728376

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           (FEE REQUIRED)

           FOR THE YEAR ENDED DECEMBER 31, 1996, OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates as of March 03, 1997, (based on the last sales price at that date) was approximately $132,674,740. This computation excludes a total of 54,897 shares beneficially owned by certain executive officers and directors of Registrant who may be deemed to be affiliates of Registrant under applicable rules of the Securities and Exchange Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed solely for the purpose of correcting the report of the Registrant's independent auditors to reflect that such auditors have signed such report.

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

                                          /s/ KPMG Peat Marwick LLP

San Diego, California
February 12, 1997

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AXIOHM TRANSACTION SOLUTIONS, INC.
                                (formerly named DH TECHNOLOGY, INC.)

                                           /s/ JANET W. SHANKS
                                ------------------------------------------
                                             Janet W. Shanks
                                   CHIEF ACCOUNTING OFFICER, CORPORATE
                                        CONTROLLER, AND SECRETARY

Date: February 12, 1998