Form 10-Q/A
period 1997-09-30
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-02-13
CIK 728376

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997, or

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-13459

                       AXIOHM TRANSACTION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                94-2917470
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization          No.)

              15070 Avenue of Science, San Diego, California 92128
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (619) 451-3485

                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    As of October 31, 1997 there were 6,512,926 shares of the registrant's Common Stock outstanding.

    This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "Form 10-Q") is being filed solely for the purpose of amending Part 1--Financial Information to the Form 10-Q.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets:
    September 30, 1997 and December 31, 1996...............................................................           1

  Condensed Consolidated Statements of Operations:
    Three months and Nine months ended September 30, 1997, and September 30, 1996..........................           2

  Condensed Consolidated Statements of Cash Flows:
    Nine months ended September 30, 1997, and September 30, 1996...........................................           3

  Notes to Condensed Consolidated Financial Statements.....................................................           4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................................................           9

PART II: OTHER INFORMATION

Item 2. Changes in Securities..............................................................................          19

Item 6. Exhibits and Reports on Form 8-K...................................................................          19

SIGNATURES.................................................................................................          21

EXHIBITS INDEX.............................................................................................          22

                         PART 1--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                     DECEMBER 30,
                                                                                                     -------------
                                                                                                         1996
                                                                                      SEPTEMBER 30,  -------------
                                                                                      -------------
                                                                                          1997
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.........................................................       36,248          1,839
  Restricted cash...................................................................        8,594         --
  Accounts receivable, net..........................................................       32,295         10,552
  Inventories.......................................................................       28,523         13,900
  Prepaid expenses and other current assets.........................................        9,487          3,286
                                                                                      -------------       ------
    Total current assets............................................................      115,147         29,577
  Fixed assets, net of accumulated depreciation.....................................       20,928         11,235
  Intangible assets.................................................................       86,839          2,606
  Other assets......................................................................        5,240            560
                                                                                      -------------       ------
    Total assets....................................................................      228,154         43,978
                                                                                      -------------       ------
                                                                                      -------------       ------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..................................................................       15,082          7,480
  Current portion of long-term debt.................................................        4,060          2,322
  Accrued payroll, payroll taxes and benefits.......................................        4,877         --
  Accrued expenses and other current liabilities....................................        7,529          5,703
  Income taxes payable..............................................................        3,140         --
  Deferred revenue..................................................................          493         --
                                                                                      -------------       ------
    Total current liabilities.......................................................       35,181         15,505
Non-current liabilities:
  Senior subordinated debt..........................................................      187,800         --
  Other long-term debt and long-term liabilities....................................       15,919         10,483
  Deferred tax liability............................................................        1,627          1,557
                                                                                      -------------       ------
Total liabilities...................................................................      240,527         27,545
                                                                                      -------------       ------
Shareholders' equity (deficit):
  Preferred shares, no par value Authorized: 1,000,000 shares, none issued..........       --             --
  Common shares:
    Common stock, authorized: 28,500,000 shares; issued and outstanding: 6,512,926
      shares in 1997 and 1996.......................................................       23,851          4,167
  Foreign currency translation adjustment...........................................         (107)           117
  Retained earnings (accumulated deficit)...........................................      (36,117)        12,149
                                                                                      -------------       ------
    Total shareholders' equity (deficit)............................................      (12,373)        16,433
                                                                                      -------------       ------
    Total liabilities and shareholders' equity......................................      228,154         43,978
                                                                                      -------------       ------
                                                                                      -------------       ------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30
                                                                      ---------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                      ----------  ---------  ----------  ---------

                                                                           (UNAUDITED)            (UNAUDITED)
Net sales...........................................................  $   42,943  $  25,556  $   99,558  $  71,965
Cost of net sales...................................................      28,176     18,216      66,978     49,792
                                                                      ----------  ---------  ----------  ---------
Gross margin........................................................      14,767      7,340      32,580     22,173
Operating expenses:
  Selling, general and administrative...............................       8,179      2,928      13,878      8,303
  Research and development..........................................       2,575      1,645       6,198      4,702
  In-process technology.............................................      50,831     --          50,831     --
                                                                      ----------  ---------  ----------  ---------
Total operating expenses............................................      61,585      4,573      70,907     13,005
Income (loss) from operations.......................................     (46,818)     2,767     (38,327)     9,168
Interest and other income...........................................         327         23         390      1,229
Interest and other expense..........................................       2,715        267       3,077        946
                                                                      ----------  ---------  ----------  ---------
Income (loss) before income taxes...................................     (49,206)     2,523     (41,014)     9,451
Income taxes........................................................       2,272        967       5,484      3,657
                                                                      ----------  ---------  ----------  ---------
Net income (loss)...................................................  $  (51,478) $   1,556  $  (46,498) $   5,794
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------
Net income (loss) per share.........................................  $    (7.90) $    0.24  $    (7.14) $    0.93
Weighted average number of shares outstanding
Per share (primary and fully diluted):..............................       6,513      6,513       6,513      6,243

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------

                                                                                                  (UNAUDITED)
Cashflows from operating activities:
  Net income (loss)........................................................................  $  (46,498) $   5,794
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Write off of acquired in-process technology............................................      50,831     --
    Depreciation and amortization..........................................................       5,369      2,008
    Other non-cash charges.................................................................         450        939
  Changes in assets and liabilities, net of effects of acquisition of business:
    Accounts receivable....................................................................      (8,909)    (4,851)
    Inventory..............................................................................      (1,323)     1,738
    Prepaid expenses and other assets......................................................       4,819       (501)
                                                                                                  3,962      4,466
                                                                                             ----------  ---------
Net cash provided by operating activities..................................................       8,701      9,593
Cashflows from investing activities
  Payment for acquisition of business, net of cash acquired................................    (148,074)    --
  Capital expenditures.....................................................................      (3,670)    (2,532)
                                                                                             ----------  ---------
Net cash used in investing activities......................................................    (151,744)    (2,532)
Cashflows from financing activities:
  Proceeds from tender financing...........................................................     186,979     --
  Net repayment under line of credit.......................................................      (1,051)      (759)
  Principal repayments on long term debt...................................................      (5,000)    (8,216)
  Dividends................................................................................      (1,768)      (411)
  Proceeds from stock issuance, net of issuance costs......................................      --          3,807
  Debt issuance costs......................................................................      (2,799)    --
  Loans to related parties.................................................................       1,713       (388)
                                                                                             ----------  ---------
Net cash provided by (used in) financing activities........................................     178,074     (5,967)
Effect of exchange rate changes on cash....................................................        (622)        12
Net increase in cash and cash equivalents..................................................      34,409      1,106
Cash and cash equivalents at beginning of period...........................................       1,839        636
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   36,248  $   1,742
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Supplemental Cashflow Disclosures:
  Interest paid............................................................................  $      488  $     848
  Income taxes paid net of refunds.........................................................  $    4,723  $   2,224
Schedule of non-cash investing and financing activities:
  Acquisition of business:
    Fair value of assets acquired, net of cash acquired....................................  $  134,480  $  --
    In process technology..................................................................  $   50,831  $  --
    Liabilities assumed....................................................................  $  (17,995) $  --
    Fair value of non-tendered stock.......................................................  $  (19,242) $  --
                                                                                             ----------  ---------
    Cash paid, net of cash acquired........................................................  $  148,074  $  --

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

                        (SEPTEMBER 30, 1997--UNAUDITED)

NOTE 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the AX Acquisition Corporation's Schedule 14D-1 filing dated July 16, 1997, for further information.

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

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                        (SEPTEMBER 30, 1997--UNAUDITED)

NOTE 3: ACQUISITION

    The Acquisition of DH Technology has been accounted for using the purchase method of accounting. The aggregate purchase price of $208.6 million was allocated based on the fair values of tangible and intangible assets acquired and consisted of the following:

Cash paid for DH Technology shares............................  $175,000,000
Cash paid for DH Technology options...........................   12,720,000
Transaction costs.............................................    1,667,000
Fair value of DH Technology nontendered shares (1)............   19,242,000
                                                                -----------
Total.........................................................  $208,629,000
                                                                -----------
                                                                -----------

------------------------

(1) Recorded as an increase to common stock on the accompanying condensed consolidated balance sheet.

    The Company expects that the final purchase price allocation will be known by December 31, 1997 and could differ from the preliminary allocation. A summary of the preliminary purchase price allocation is as follows:

Net tangible assets acquired..................................  $76,152,000
In-process research and development...........................   50,831,000
Acquired technology...........................................   22,910,000
Customer lists................................................    5,100,000
Workforce.....................................................    2,100,000
Goodwill......................................................   51,536,000
                                                                -----------
Total.........................................................  $208,629,000
                                                                -----------
                                                                -----------

    The purchased in-process research and development had not reached technological feasibility, had no future uses, and was charged to operations upon acquisition. Goodwill and other intangibles are being amortized over three years using the straight line method, which is the period estimated to be benefited.

    Of the cash paid for the DH Technology stock options, $8.6 million was funded to a Rabbi trust and is reflected on the balance sheet as restricted cash.

    The Acquisition Financing consisted of $166.2 million of senior indebtedness under a credit facility with an institutional lender and $24 million of interim preferred stock financing. Both of these amounts were fully repaid on October 2, 1997 with the proceeds from a private placement of $120 million of 9 3/4% Senior Subordinated Notes due 2007 and borrowings under an $85 million Credit Agreement. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

    The following unaudited pro forma information has been prepared assuming that the Acquisition and the Acquisition Financing had occurred at the beginning of the periods presented. Pro forma adjustments included increased amortization for the purchase price in excess of assets acquired; in-process research and development expense; increased interest expense from the Acquisition Financing; and related income tax

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                        (SEPTEMBER 30, 1997--UNAUDITED)

NOTE 3: ACQUISITION (CONTINUED)
effects. The pro forma information does not reflect any potential cost savings from combining the operations of DH Technology and Axiohm S.A.

                                                                  NINE MONTHS ENDED
                                                        --------------------------------------
                                                        SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                        ------------------  ------------------
Net sales.............................................   $    158,289,000    $    159,222,000
Net loss..............................................   $     69,239,000    $     67,156,000
Net loss per share....................................   $          10.63    $          10.76
Weighted average number of shares outstanding.........          6,512,926           6,242,926

    The pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the Acquisition and the Acquisition Financing been completed at the beginning of the periods presented, or results that may be obtained for the year ended December 31, 1997 or for any other period. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

NOTE 4: INVENTORIES

    The composition of inventories at September 30, 1997 and December 31, 1996 was as follows:

                                                         SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                         ------------------  -----------------
Raw materials..........................................    $   32,612,000      $  13,345,000
Work in process........................................           512,000            949,000
Finished goods.........................................         3,015,000          1,793,000
                                                         ------------------  -----------------
Totals.................................................    $   36,139,000      $  16,087,000
                                                         ------------------  -----------------
                                                         ------------------  -----------------

NOTE 5: SUBSEQUENT EVENTS

    SENIOR SUBORDINATED NOTES

    On October 2, 1997, the Company completed a private placement (the "Senior Notes Offering") of $120 million of its 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Notes"). The Senior Notes were placed with Lehman Brothers Inc. as initial purchaser (the "Initial Purchaser") and were subsequently resold by the Initial Purchaser in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") and outside of the United States in offshore transactions to foreign investors in reliance on Regulation S under the Securities Act. The underwriting discount to the Initial Purchaser was 2.75% of the principal amount of the Senior Notes purchased (or an aggregate of $3.3 million).

    Interest on the Senior Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 1998, until maturity on October 1, 2007. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at various premiums to original face value. The Company's payment obligation under the Senior Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries ("the Guarantors"), all of which are directly or indirectly wholly-owned by the Company. The proceeds from the

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                        (SEPTEMBER 30, 1997--UNAUDITED)

NOTE 5: SUBSEQUENT EVENTS (CONTINUED)
sale of the Senior Notes, together with borrowings under the $85 million Credit Agreement (see below) and existing cash were used to repay principal and accrued interest under the Acquisition Financing.

    Pursuant to a Registration Rights Agreement dated October 2, 1997 (the "Registration Rights Agreement") among the Company, certain of the Company's U.S. subsidiaries, as Guarantors, and the Initial Purchaser, the Company and the Guarantors have agreed to use their best efforts to file a registration statement no later than 60 days after the closing of the Senior Notes Offering, with respect to an offer to exchange the Senior Notes for new senior subordinated notes of the Company (the "New Notes") registered under the Securities Act, with terms identical to those of the Senior Notes, and to cause such registration statement to become effective no later than 120 days after the closing of the Senior Notes Offering. The Senior Notes and the New Notes are hereinafter referred to collectively as the "Notes". The holders of the Notes are entitled to certain penalty payments from the Company under certain circumstances if the Company and the Guarantors are not in compliance with their obligations under the Registration Rights Agreement.

    The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The condensed consolidating financial information presents condensed financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 of:

(a) the Company on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method);

(b) the Guarantor Subsidiaries (Axiohm S.A.R.L., Axiohm Investissements S.A.R.L., Axihom IPB, Inc., Cognitive L.L.C., Cognitive Solutions, Inc., and Stadia Colarado Corp., but excluding Dardel Technologies E.U.R.L.);

(c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), and Axiohm Japan Inc.);

(d) the elimination of entries necessary to consolidate the Parent Company and its subsidiaries; and

(e) the Company on a consolidated basis.

    The condensed consolidating financial information also presents condensed financial statements for the nine months ended September 30, 1996 of:

(a) the Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure as of September 30, 1996 (Axiohm S.A.R.L. and Axiohm IPB, Inc., but excluding Dardel Technologies E.U.R.L.),

(b) The Non-Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure as of September 30, 1996 (Axiohm Ltd. (Hong
    Kong) and Axiohm Japan Inc.),

(c) elimination entries necessary to consolidate such Guarantor and Non-Guarantor Subsidiaries, and

(d) such Guarantor and Non-Guarantor Subsidiaries on a consolidated basis.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

               CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                        (SEPTEMBER 30, 1997--UNAUDITED)

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                          GUARANTOR   NON-GUARANTOR
                                               PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ----------  -----------  --------------  ------------  ------------
                                                     ASSETS
Current assets:
  Cash.....................................  $   41,151   $  (5,455)    $      552     $   --        $   36,248
  Restricted cash..........................       8,594      --             --             --             8,594
  Accounts Receivable......................       8,413      21,895          3,749         (1,762)       32,295
  Inventories..............................       5,262      19,573          3,828           (140)       28,523
  Other assets.............................     (19,213)     34,610          1,073         (6,983)        9,487
                                             ----------  -----------  --------------  ------------  ------------
    Total current assets...................      44,207      70,623          9,202          8,885       115,147
  Fixed assets, net........................       5,080      14,253          1,595         --            20,928
  Intangibles..............................      84,074       2,783            (18)        --            86,839
  Other assets.............................       4,907         614             27           (308)        5,240
  Investment in subsidiaries...............      43,093      --             --            (43,093)       --
                                             ----------  -----------  --------------  ------------  ------------
    Total assets...........................  $  181,361   $  88,273     $   10,806     $  (52,286)   $  228,154
                                             ----------  -----------  --------------  ------------  ------------
                                             ----------  -----------  --------------  ------------  ------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................       2,159      11,465          3,220         (1,762)       15,082
  Current portion of long-term debt........       2,915       1,109             36         --             4,060
  Accrued expenses and other liabilities...      13,412       5,546            448         (7,000)       12,406
  Income taxes payable.....................       1,087       1,680            373         --             3,140
  Deferred revenue.........................         269         224         --             --               493
                                             ----------  -----------  --------------  ------------  ------------
    Total current liabilities..............      19,842      20,024          4,077         (8,762)       35,181
  Senior subordinated debt.................     163,800      24,000         --             --           187,800
  Other long term debt and other
    obligations............................       9,854       5,476            589         --            15,919
  Deferred tax liability...................      --           1,627         --             --             1,627
                                             ----------  -----------  --------------  ------------  ------------
    Total liabilities......................     193,496      51,127          4,666         (8,762)      240,527
                                             ----------  -----------  --------------  ------------  ------------
Shareholders' equity (deficit):
  Common Stock.............................      23,851       4,167            367         (4,534)       23,851
  Foreign currency, translation
    adjustment.............................         131        (253)            13              2          (107)
  Retained earnings (accumulated
    deficit)...............................     (36,117)     33,232          5,760        (38,992)      (36,117)
                                             ----------  -----------  --------------  ------------  ------------
    Total shareholders' equity (deficit)...     (12,135)     37,146          6,140        (43,524)      (12,373)
                                             ----------  -----------  --------------  ------------  ------------
    Total liabilities and shareholders'
      equity...............................  $  181,361   $  88,273     $   10,806     $  (52,286)   $  228,154
                                             ----------  -----------  --------------  ------------  ------------
                                             ----------  -----------  --------------  ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

            (FOR THE NNE MONTHS ENDED SEPTEMBER 30, 1997--UNAUDITED)

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                          GUARANTOR   NON-GUARANTOR
                                               PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ----------  -----------  --------------  ------------  ------------
Net sales..................................  $    6,166   $  91,807     $    4,040     $   (2,455)   $   99,558
Cost of net sales..........................       4,160      61,858          3,415         (2,455)       66,978
                                             ----------  -----------       -------    ------------  ------------
Gross margin...............................       2,006      29,949            625         --            32,580
Operating expenses:
  Selling, general and administrative......       3,457       9,399            730            292        13,878
  Research and development.................         322       5,832             44         --             6,198
  In-process technology....................      50,831      --             --             --            50,831
                                             ----------  -----------       -------    ------------  ------------
Total operating expenses...................      54,610      15,231            774            292        70,907
                                             ----------  -----------       -------    ------------  ------------
Income (loss) from operations..............     (52,604)     14,718           (149)          (292)       38,327
Interest and other income..................         284          89             17         --               390
Interest and other expense.................      (3,588)        512             (1)        --            (3,077)
                                             ----------  -----------       -------    ------------  ------------
Income (loss) before income taxes..........     (55,908)     15,319           (133)          (292)      (41,014)
                                             ----------  -----------       -------    ------------  ------------
Income taxes...............................        (201)      5,838            (51)          (102)        5,484
                                             ----------  -----------       -------    ------------  ------------
Net income (loss)..........................  $  (55,707)  $   9,481     $      (82)    $     (190)   $  (46,498)
                                             ----------  -----------       -------    ------------  ------------
                                             ----------  -----------       -------    ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

           (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997--UNAUDITED)

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                            GUARANTOR     NON-GUARANTOR
                                                PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              ----------  -------------  ---------------  ---------------  ------------
Net cash flows from operating activities....       4,169        6,644          (1,997)            (115)          8,701
Cash flows from investing activities:
  Payment for acquisition of business, net
    of cash acquired........................    (147,522)         552          --               --            (148,074)
  Capital expenditures......................         (15)       3,655          --               --              (3,670)
                                              ----------       ------          ------              ---     ------------
    Net cash used in investing activities...    (147,537)      (4,207)         --               --            (151,744)
                                              ----------       ------          ------              ---     ------------
Cash flows from financing activities:
  Proceeds from tender financing............     186,979       --              --               --             186,979
  Net repayment under line of credit........      --           (1,017)            (34)          --              (1,051)
  Principal payments under long-term debt...      --           (4,994)             (6)          --              (5,000)
  Dividends.................................      --           (1,768)         --               --              (1,768)
  Debt issuance costs.......................      (1,050)      (1,749)         --               --              (2,799)
  Loans to related parties..................        (728)         (33)          2,474           --               1,713
                                              ----------       ------          ------              ---     ------------
    Net cash provided by financing
      activities............................     185,201       (9,561)          2,434           --             178,074
                                              ----------       ------          ------              ---     ------------
Effect of exchange rates on cash............        (682)         (55)         --                  115            (622)
                                              ----------       ------          ------              ---     ------------
Net increase (decrease) in cash and
  equivalents...............................      41,151       (7,179)            437           --              34,409
Cash and equivalents at beginning of
  period....................................      --            1,724             115           --               1,839
                                              ----------       ------          ------              ---     ------------
Cash and equivalents at end of period.......      41,151       (5,455)            552           --              36,248
                                              ----------       ------          ------              ---     ------------
                                              ----------       ------          ------              ---     ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

           (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996--UNAUDITED)

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                           GUARANTOR      NON-GUARANTOR
                                                         SUBSIDIARIES(1) SUBSIDIARIES(2)  ELIMINATIONS  CONSOLIDATED
                                                         --------------  ---------------  ------------  ------------
Net sales..............................................    $   71,944       $     990      $     (969)   $   71,965
Cost of net sales......................................        49,768             889            (865)       49,792
                                                              -------          ------     ------------  ------------
Gross margin...........................................        22,176             101            (104)       22,173
Operating expenses:
  Selling, general and administrative..................         7,902             401              --         8,303
  Research and development.............................         4,806              --            (104)        4,702
                                                              -------          ------     ------------  ------------
Total operating expenses...............................        12,708             401            (104)       13,005
                                                              -------          ------     ------------  ------------
Income (loss)from operations...........................         9,468            (300)             --         9,168
Interest and other income..............................         1,227               2              --         1,229
Interest and other expense.............................           943               3              --           946
                                                              -------          ------     ------------  ------------
Income (loss) before income taxes......................         9,752            (301)             --         9,451
                                                              -------          ------     ------------  ------------
Income taxes...........................................         3,657              --              --         3,657
                                                              -------          ------     ------------  ------------
Net income (loss)......................................    $    6,095       $    (301)     $       --    $    5,794
                                                              -------          ------     ------------  ------------
                                                              -------          ------     ------------  ------------

------------------------

(1) Includes only Axiohm S.A.R.L. and Axiohm IPB, Inc.

(2) Includes only Axiohm Ltd. (Hong Kong) and Axiohm Japan Inc.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

           (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996--UNAUDITED)

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                         GUARANTOR     NON-GUARANTOR
                                                       SUBSIDIARIES(1) SUBSIDIARIES(2) ELIMINATIONS   CONSOLIDATED
                                                       --------------  --------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES.................         9,791            (198)            --          9,593

CASH FLOWS FROM INVESTING ACTIVITIES--CAPITAL
  EXPENDITURES.......................................        (2,523)             (9)            --         (2,532)
                                                            -------         -------          -----    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment under line of credit.................          (795)             36             --           (759)
  Principal payments under long-term debt............        (8,216)             --             --         (8,216)
  Dividends..........................................          (411)             --             --           (411)
  Proceeds from stock issuance.......................         3,807              --             --          3,807
  Loans to related parties...........................          (598)            210             --           (388)
                                                            -------         -------          -----    ------------
    Net cash used in financing activities............        (6,213)            246             --         (5,967)
                                                            -------         -------          -----    ------------

Effect of exchange rates on cash.....................            15              (3)            --             12
                                                            -------         -------          -----    ------------
Net increase (decrease) in cash and equivalents......         1,070              36             --          1,106
Cash and equivalents at beginning of period..........           626              10             --            636
                                                            -------         -------          -----    ------------
Cash and equivalents at end of
  period.............................................         1,696              46             --          1,742
                                                            -------         -------          -----    ------------
                                                            -------         -------          -----    ------------

------------------------

(1) Includes only Axiohm S.A.R.L. and Axiohm IPB, Inc.

(2) Includes only Axiohm Ltd. (Hong Kong) and Axiohm Japan Inc.

    SENIOR BANK CREDIT AGREEMENT

    On October 2, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of banks (the "Banks"), led by Union Bank and Lehman Brothers which acted as agent. Pursuant to the Credit Agreement, the Banks have extended the Company a two tranche amortizing term loan in the original principal amount of $50 million (the "Term Loan") and established a $35 million revolving line of credit (the "Revolver") available through October 2, 2002. The Term Loan consists of a Tranche A term loan in an aggregate principal amount of $35 million, which has a maturity of five years, and a Tranche B term loan in an aggregate principal amount of $15 million, which has a maturity of six years. The Term Loan and Revolver are secured by a lien on substantially all of the real and personal property of the Company and certain of its subsidiaries and a pledge of capital stock of certain of its subsidiaries (provided that no lien was or will be granted on the assets of Foreign Subsidiaries (as defined) and no capital stock of Foreign Subsidiaries will be pledged to the extent that the granting of such lien or the making of such pledge would result in materially adverse United States federal income tax consequences to the Company or would violate applicable law). The proceeds of the Term Loan and the initial advance under the Revolver were used by the Company to repay principal and accrued interest under the Acquisition Financing. Both the Term Loan and the Revolver have interest rate options including an interest rate based on the Eurodollar Rate plus a margin of between 2.5% to 3%. Such margins will vary depending upon the relationship between the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate total debt outstanding. The Company is required to pay a fee of 0.375% per annum on the unused portion of the Revolver. Under the Credit Agreement, the Company is required to enter into arrangements to provide interest protection for $20 million of this floating rate debt for two years. The Credit Agreement contains various restrictive covenants with which the Company must comply. The more significant covenants relate to: limitations of capital expenditures, established maximum debt to EBITDA ratios, minimum interest coverage ratios, minimum fixed charge ratios, and limitations on indebtedness related to capital leases and certain of the Company's subsidiaries. Required principal payments under the New Credit Facility and Notes are as follows: $3.2 million in 1998; $7.85 million in 1999; $7.85 million in 2001; $9.3 million in 2001; $9.3 million in 2002; $12.5 million in 2003; and $120 million in 2007.

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

    In September 1997, in connection with the Acquisition an officer of the Company was granted options to purchase 231,118 shares of the Company's Common Stock at an exercise price of $7.15 per share. The fair market value of the Company's Common Stock was $17 per share on the date of grant, resulting in compensation expense totalling $2,277,000. Included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1997 is $455,000 of this total charge. The remaining $1,822,000 of compensation expense will be recognized over a four year period coinciding with with the option vesting schedule.

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

    In connection with the resignation of the Company's Chief Executive Officer, the Company entered into a Resignation Agreement and a separate Noncompetition Agreement dated January 10, 1998. The Resignation Agreement provides for payments to the former President of approximately $1,525,000 pursuant to an option cancellation agreement dated August 10, 1997. Additionally, the Company will pay the former President $1,350,000 in consideration for his agreement not to compete with the Company for a period of two years.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIOHM TRANSACTION SOLUTIONS,
INC. BY:

      February 12, 1998                       /s/ JANET W. SHANKS
     -------------------         ---------------------------------------------
             Date                               Janet W. Shanks
                                   JANET W. SHANKS, CHIEF ACCOUNTING OFFICER
                                          (CHIEF ACCOUNTING OFFICER)