Form 10-K
period 1997-12-31
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-03-31
CIK 728376

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13459
                            ------------------------
                       AXIOHM TRANSACTION SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                                94-2917470
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                            15070 AVENUE OF SCIENCE
                              SAN DIEGO, CA 92128

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 451-3485
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 2, 1998 as reported on the Nasdaq National Market, was approximately $39,979,053. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    As of March 2, 1998, the Registrant had 6,512,926 shares of Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 1998 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
                            ------------------------

                         ITEMS OMITTED FROM THIS REPORT

    Portions of Item 1 and Items 6, 7 and 8 of this Report have been omitted pursuant Rule 12b-25 promulgated under the Act.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This document consists of 22 pages. The Exhibit Index appears at Page 20.

    THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO ANTICIPATED COST SAVINGS, THE COMPANY'S STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND THE COMPANY'S FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THIS REPORT.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Axiohm Transaction Solutions, Inc. (the "Registrant" or "Company") is a non-captive designer, manufacturer and marketer of transaction printers. The Company has a broad product line and manufactures its own thermal and impact printheads and printer components utilizing thermal, magnetic and impact technologies. The Company's transaction printer products are used in retail, financial and commercial transactions to provide transaction records such as receipts, tickets, register journals, checks and other documents. In addition to transaction printers, the Company also designs, manufactures and markets: (i) card readers which, sim techto transaction printers, are an integral part of transaction activity; and nancibar code printers and related consumable supplies, which are used for automatic identification and data collection systems. The Company operates on a world-wide basis with significant activities in North America and Europe. The Company sells its products to OEMs, VARs, distributors and end-users.

RECENT ACQUISITION

    Until October 2, 1997, the Company operated under the name DH Technology, Inc. ("DH"). On that date, the last in a series of transactions (the "Transactions") occurred as a result of which the Company was acquired by Axiohm S.A., a French corporation ("Axiohm"), and DH, the surviving corporation, changed its name to Axiohm Transaction Solutions, Inc.

    DH, which was headquartered in San Diego, California, has been a leading designer, manufacturer and marketer of impact transaction printing mechanisms, impact and thermal transaction printers, impact printheads and thermal bar code products. DH recently broadened its role in transaction products with strategic acquisitions of a manufacturer of magnetic heads and a manufacturer of card readers.

    Axiohm, which was headquartered in Montrouge, France, has been a leading designer, manufacturer, and marketer of thermal transaction printing mechanisms and thermal and impact transaction printers for both standard and application-specific uses. Axiohm was created in 1988 through a management buyout of the thermal printhead business from Schlumberger Limited ("Schlumberger"). At that time, Axiohm had annual sales of approximately $3.0 million. In 1994, Axiohm purchased from NCR Corporation ("NCR") the assets and operations of NCR's transaction printer business and placed the business in a wholly-owned U.S. subsidiary, Axiohm IPB, Inc. ("Axiohm IPB").

    On August 21, 1997, AX Acquisition Corporation, a California corporation (the "Purchaser") and an indirect wholly-owned subsidiary of Axiohm, acquired 7,000,000 shares of the Common Stock of DH through a tender offer to the shareholders of DH at a price per share of $25 in cash (the "Tender Offer"). The Tender Offer was made pursuant to an Agreement and Plan of Merger, dated July 14, 1997, among DH, Axiohm and Purchaser (the "Merger Agreement"). The 7,000,000 shares acquired by Purchaser in the

Tender Offer represented approximately 87.5% of the outstanding Common Stock of DH and thereby gave Axiohm and its controlling shareholders control of DH.

    On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm (the "Axiohm Exchange"). Immediately after the Axiohm Exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer (the "Acquisition of Purchaser").

    Immediately after the Axiohm Exchange and the Acquisition of Purchaser, Purchaser was merged with and into DH (the "Merger"). The remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. Immediately following the Merger, approximately 85% of DH's outstanding Common Stock was held by former Axiohm shareholders, of which 1,753,144 shares were beneficially owned by Patrick Dupuy and 1,740,555 shares were beneficially owned by Gilles Gibier, who became Co-Chairmen of the Board of Directors of DH upon completion of the Tender Offer, and 15% was held by former public shareholders of DH. In January 1998, following the resignation of William H. Gibbs as President of the Company, Messrs. Dupuy and Gibier were appointed Co-Chief Executive Officers of the Company. In March, 1998, the Company announced the appointment of Nicolas Dourassoff as Chief Executive Officer of the Company, to take effect in May, 1998.

    The Company financed the above transactions with (i) borrowings of approximately $57.0 million under a new $85.0 million credit facility that provides for term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility") and revolving loans and letters of credit up to $35.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "New Credit Facility") and (ii) the proceeds of a private placement (the "Offering") of $120,000,000 of its 9 3/4% Senior Subordinated Notes due 2007. The Notes were exchanged in March 1998 for new, substantially identical notes which have been registered under the Securities Act of 1933, as amended (the "Securities Act") (such new notes herein the "Notes").

INDUSTRY OVERVIEW

    Transaction products are used in numerous applications in three primary vertical markets: (i) the POS market, which includes retailers, supermarkets, gas stations, convenience stores and fast food retailers; (ii) the financial services market, for applications such as ATMs, money order machines and bank teller systems; and (iii) the specialty applications market, for uses in products such as lottery machines, transportation ticketing machines, pari-mutuel betting machines and information kiosks. The transaction printer industry is comprised of non-captive manufacturers, such as the Company, and the internal manufacturing operations of certain OEMs. This market has experienced strong and stable growth over the past decade, and the Company expects this trend to continue primarily as a result of: (i) an increase in the retail, financial and commercial transaction activity in developed and developing countries; (ii) an increase in non-cash transaction activity that requires multiple receipts; and (iii) the continued trend of OEMs to outsource the design and production of non-core components such as transaction printers and card readers. The non-captive transaction printer market is highly fragmented, and includes many small competitors that have limited product lines. The Company also believes that larger competitors, such as the Company, benefit from a greater diversification of end-use applications and markets, customers, technology and geography, which reduces the impact of industry or regional cyclicality.

    Transaction printers utilize impact, direct thermal and thermal transfer printing technologies. Impact printers create an image by striking an ink ribbon, transferring ink to paper as the printhead passes over the paper. Direct thermal printers create an image by passing a heated element over specially treated paper as the paper passes by the printhead, causing the heated section of the paper to change color. Thermal transfer printers create an image by melting ink from a ribbon onto paper as the paper passes by the printhead.

    Customers select printer technology based on cost, application requirements and cost of consumables such as paper and ribbons. Impact printers generally have lower paper costs, can print multiple copies of records and can print on checks, tickets and forms. Thermal printers are generally faster, print higher quality images, are quieter, have fewer moving parts and therefore have lower maintenance costs, last longer and operate in a greater range of environments. As a result of these factors, impact printers for POS applications generally represent the lower to middle price range of the transaction printer market, thermal transaction printers for POS applications generally represent the middle price range of the transaction printer market and hybrid printers (incorporating both thermal and impact printing technologies) represent the high end price range of the transaction printer market. In developing countries and for certain specialty applications in developed countries, impact printing continues to be popular because of its lower printer and paper cost and the need to maintain duplicate paper records. However, for higher end applications in the United States and Europe, thermal printing represents a greater proportion of new transaction printer and printer mechanism sales.

PRODUCTS

    The Company's products consist of transaction products, bar code products and related consumable supplies and services. The Company has historically received the majority of its revenues from the sales of transaction printers and printer mechanisms and expects to continue to derive a significant portion of its revenues from sales of transaction printers and printer mechanisms. Additionally, the Company has an increasing sales presence in two growing products markets: (i) magnetic stripe and computer chip card readers which, similar to transaction printers, are an integral part of transaction activity; and (ii) bar code printers and related consumable supplies, which are used for automatic identification and data collection systems.

TRANSACTION PRODUCTS

    The Company designs, manufactures and sells the following transaction products: (i) thermal and impact transaction printers and printer mechanisms as well as a hybrid thermal/impact transaction printer; (ii) impact printheads; and
(iii) magnetic heads, magnetic stripe and computer chip card readers and card reader modules.

    Printheads are the part of the printer that actually creates the image on the paper. Printer mechanisms are application-specific printers that are designed to be integrated into an OEM final product. Magnetic heads retrieve from and store data on a magnetic stripe on a credit or debit card, a check or an airline ticket or boarding pass. Computer chip card readers retrieve from and store data on integrated circuits ("chips") imbedded on a card. Card reader modules are card readers that are designed to be integrated into an OEM final product. While both magnetic stripe and chip cards can be used for stored value, credit, debit and personal identification applications, a chip card can store substantially more data and information than a magnetic stripe card.

    TRANSACTION PRINTERS AND PRINTER MECHANISMS. The Company's transaction printers are largely used in retail, financial and commercial applications. The Company has a broad offering of transaction printers ranging from basic single receipt printers, to receipt, slip and journal printers and highly complex transaction printers incorporating such features as magnetic ink character recognition ("MICR") check reading. These products are either designed for OEMs for integration in their final products and systems or as standard products produced by the Company for non-OEM sales to VARs, distributors and end-users.

    The Company has focused on being a solution provider to OEMs for application-specific transaction printer mechanisms. The Company offers its OEM customers highly developed, customized mechanisms that are designed into the OEM's final products and are, consequently, difficult to replace with products from an alternate supplier. The Company's application-specific products are designed to adhere to OEM specifications, including providing electronic and information interface with the other systems of the OEM's final product, conforming to the space cavity provided in the OEM's final product and meeting or exceeding performance quality and reliability standards.

    IMPACT PRINTHEADS. Impact printheads are used in a multitude of transaction printing applications, such as POS receipts, bank transaction printing, lottery tickets, entertainment tickets and airline tickets. In addition, the Company's impact printheads are used in a variety of non-transaction printing applications, including office automation and data processing.

    The Company's impact printhead products range from 7 to 42 wires per head and 200 to 1200 characters per second in print speeds. Technological advances by the Company and others now enable impact printheads to print text at speeds up to 1200 characters per second and print multiple text sizes and fonts in draft quality or letter quality under software control. The Company's strategy has been to convince large OEM impact printhead manufacturers to outsource their development and manufacturing of impact printheads to the Company as impact transaction printheads become less of a product focus for these OEMs, thus allowing the Company to expand its impact printhead business even though the market for impact printheads in higher-end applications is declining.

    The Company also sells replacement printheads and utilizes its expertise in printhead design and manufacturing to support its printhead repair and replacement operations.

MAGNETIC HEADS AND CARD READERS

    The Company manufactures magnetic heads, as well as magnetic stripe and computer chip card readers and card reader modules, all of which are utilized in the "input" or "front-end" of transaction activity. The Company's card reader products read either magnetic stripe cards or computer chip cards, and in some cases both magnetic stripe and computer chip cards. The Company entered the magnetic head and the card reader markets through two strategic acquisitions in late 1995 and early 1997. The Company believes that these "input" or "front-end" transaction products complement the Company's expertise and leading position in the "output" or "back-end" printing segment of transaction activity.

BAR CODE PRODUCTS

    The Company's bar code products are primarily utilized in commercial, retail and service environments to print labels and bar codes to automate the collection of information. Typical applications include product identification, inventory control, work order tracking and shipping and receiving in retail, hospital and pharmaceutical, industrial, materials handling, and car and equipment rental industries. The Company's bar code printer products incorporate direct thermal and thermal transfer technology into a wide range of products, including compact desktop printers designed for medium volume printing requirements, portable printers for on-demand printing, industrial printers designed for high volume printing and/or harsh environment printing, and print and apply products for wholesale and industrial applications that automatically apply bar code labels in high speed packaging environments. In addition, the Company supplies a full range of related supplies including stock and custom bar code labels as well as other custom label products and software.

PRODUCT DEVELOPMENT

    The Company's product development activities are targeted at both existing and new applications. A variety of engineering skills are required in the development of the Company's products, and the Company maintains expertise in mechanical, electrical, firmware and software engineering disciplines. As of December 31, 1997, the Company had 139 employees dedicated to research and development and spent $6.6 million and $10.0 million in 1996 and 1997, respectively, for research and development.

    Most of the product and product feature innovations developed by the Company arise out of creative mechanical and electrical engineering approaches and close cooperation between the sales and marketing and engineering divisions. Customers generally inform the Company of their transaction printing requirements, but generally depend upon the Company to design a product that is suitable for the desired application. For its OEM customers, the Company's engineers work closely with each OEM's design and engineering department to provide a comprehensive, application-specific transaction printer solution.

    The Company has developed many technologies and improvements in the field of transaction printing and processing to improve speed, performance and ease of use and to reduce the overall cost of its transaction printers. Such improvements include innovations in the areas of paper loading, paper cutters, print speeds, check processing incorporating MICR and proprietary software drivers that are compatible with various hardware platforms and the Windows 95, Windows NT and OLE for Point-of-Sale Operating Systems. In 1996 and 1997, the Company's new product introductions included low-cost thermal and impact printers, a liner-less bar code label printer, a lower-cost general purpose bar code printer, an Ethernet bar code printer, an easy-load, multi-station POS impact printer, a high speed thermal printer and the first clamshell shuttle printer.

    The Company holds various U.S. and foreign patents on impact and thermal printheads, transaction printers and printing mechanisms and has various U.S. and foreign patent applications pending. See
"--Intellectual Property Rights."

SALES AND MARKETING

    The Company sells its products to OEMs, VARs, distributors and end-users. For each of the years ended December 31, 1996 and December 31, 1997, approximately 70% of its net sales were derived from OEMs after giving pro forma effect to the Transactions, with the remaining sales largely split equally among VARs and distributors and direct sales to end-users. Due to the wide variety of end-users and applications for the Company's transaction and bar code printers and card reader products, the Company believes that it is effective to sell through multiple VARs and distributors with defined market niche expertise and presence as well as to OEMs and end-users. OEMs and VARs provide customers with a variety of POS components (including printers), accessories, application software and systems integration expertise. Some OEMs, such as NCR, resell the Company's products under their own brand names.

    The Company maintains sales offices in the United States, France, Germany, the United Kingdom, Australia, Taiwan, China and Japan and also sells through distributors in 32 countries in order to reach its worldwide customer base. The Company employs a collaborative approach to sales and marketing, focusing the efforts of its sales, engineering and manufacturing resources to present its products and capabilities to its customers. See footnote 10 to the Company's Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    The Company develops application-specific, customizable and standardized products. Application-specific products are typically developed for one OEM or end-user customer. The process to develop and produce application-specific products typically takes 12 to 18 months. Depending on the product, life cycles are approximately four to eight years. In the case of the development of an application-specific printer mechanism printer mechanism for an OEM, the Company has historically been insulated from competition for approximately five years since it is expensive and time-consuming for OEMs to change suppliers. The OEM would be required to reconfigure its cabinetry tools, electronic hardware and software to the specifications of a particular printer mechanism. In addition, the product produced by the new supplier would have to undergo extensive product testing for reliability. The Company's OEM application-specific products also establish an opportunity for recurring equipment and parts sales as well as service revenue following the introduction of application-specific products.

    The Company develops standard products for a variety of applications that are sold to VARs, distributors and end-users. In some cases, the Company develops standard products as derivatives of application-specific products or product features previously developed for OEMs. The process to develop and produce standard products is typically shorter than application-specific products. The unit volumes for standard products tend to be smaller but the number of customers is much greater than that of application-specific products and therefore the Company sells many of its standard products through distributors.

    In addition to specific direct customer marketing efforts, the Company exhibits at major international trade shows. These trade shows are used to introduce new products, develop customer leads and help expand the Company's sales to VARs and distributors. The Company also advertises in major trade publications.

CUSTOMERS

    TRANSACTION PRINTERS AND PRINTER MECHANISMS. The Company sells its transaction printers to OEMs, VARs, distributors and end-users and its printer mechanisms to OEMs. The Company recently became the sole global supplier of thermal printing mechanisms for ATM requirements to NCR, the Company's largest customer for transaction printers and printer mechanisms in 1996 and 1997. Application-specific printer mechanisms are typically developed for and sold to one OEM customer for integration into the OEM's final products. Some OEMs, such as NCR, resell the Company's transaction printers under their own brand names.

    IMPACT PRINTHEADS. The Company sells impact printheads to OEMs for various transaction and non-transaction applications and has benefitted from the trend among OEMs of outsourcing the production of non-core components.

    CARD READERS. The Company sells its magnetic stripe and computer chip card reader products to OEMs, VARs, distributors and end-users.

    BAR CODE PRODUCTS. The Company sells its bar code products to VARs, distributors and end-users. The Company's VAR and distributor customers enhance the value of the Company's bar code products by adding software and service.

    Sales to NCR, the Company's largest customer, represented 52% and 35%, respectively, of net sales for the years ended December 31, 1996 and December 31, 1997. No other customer accounted for more than 10% of net sales for the year ended December 31, 1996 or December 31, 1997. On September 2, 1997, Axiohm IPB entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

BACKLOG

    Most customers purchase products from the Company under purchase orders that specify prices for particular quantities. The total backlog under such purchase orders was 51,470,000 as of March 6, 1998, compared to $48,139,000 as of March 3, 1997 taking into account total backlog for both DH and Axiohm. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Accordingly, the Company's backlog as of any particular date may not necessarily be indicative of actual sales for any future period.

COMPETITION

    The markets in which the Company competes are extremely competitive and the Company expects that competition will increase. The Company believes the principal competitive factors in its business are product features, price, product reliability, ability to meet customer delivery schedules, customer service and support, reputation and distribution. The Company believes that it competes favorably with respect to each of these factors. The Company competes with other manufacturers of transaction products and bar code products, including in some cases the captive suppliers of some of its OEM customers. Many of the Company's competitors have significantly greater financial and other resources than the Company and may have greater access to distribution channels. The Company's principal competitor is Epson America along with affiliated Epson entities, including Seiko Epson.

    The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be successful in developing or marketing such products. To remain competitive, the Company believes that it will be required to maintain a high level of technological expertise and deliver reliable, cost-effective products on a timely basis. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

MATERIALS

    The Company's materials purchases are primarily comprised of custom-designed component parts used in the assembly of the Company's products, most of which use tooling designed and owned by the Company. The Company's principal custom-designed component parts include printed circuit boards, plastic injection molded parts, power supplies, metal stampings and motors, among other items. The Company purchases its component parts from a variety of suppliers, and believes alternate sources of supply are readily available.

MANUFACTURING

    The Company manufactures its thermal printheads in Puiseaux, France and its impact printheads and magnetic heads in Tijuana, Mexico. Transaction printers and mechanisms are manufactured in Ithaca, New York; Puiseaux, France; Riverton, Wyoming; and Manchester, England. Bar code printers are manufactured in Paso Robles, California; and bar code printing labels and supplies are produced in Denver, Colorado. Magnetic stripe and computer chip card readers are manufactured in Carson, California. At the time of the acquisition of DH the Company implemented a plan to review the benefits of consolidating operations to achieve purchasing, manufacturing and other synergies.

    The Company manufactures its products to exacting quality standards. Accordingly, the Company maintains an extensive quality assurance program, including precision computerized final testing of all printheads and extensive burn-in testing for transaction printers and mechanisms and its bar code products.

    The Company's San Diego, Tijuana, Ithaca and Riverton facilities are certified ISO 9001, and the Manchester and Puiseaux facilities are certified ISO 9002.

    The Company began manufacturing impact printheads in Mexico in 1986 to benefit from a more cost-effective location. Currently, the Company manufactures all of its impact printheads in Mexico.

INTELLECTUAL PROPERTY RIGHTS

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

    The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. In addition, the Company has in the past commenced, and may in the future, commence litigation against third parties for infringement of the Company's intellectual property rights. See "Item 3. Legal Proceedings." Any such litigation initiated by the Company or by others is, at a minimum, costly, and can divert the efforts and attention of the Company's management and technical personnel, which can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end-users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse effect on the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on commercially reasonable terms, if at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1997, the Company had 1,513 full-time employees, including 154 in research and development. Other than the approximately 200 hourly production and manufacturing employees (as of December 31, 1997) at the Ithaca, New York manufacturing facility, no United States employees of the Company are represented by a labor union. The Company's Ithaca employees are members of the International Association of Machinists and Aerospace Workers. There is a collective bargaining agreement in place with this union until July 1999. To date, the Company has not experienced any work stoppages or significant employee-related problems at its Ithaca, New York manufacturing facility. The Company considers its relationship with the union and its other employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the Company's Executive Officers is as follows:

    Patrick Dupuy, 45, has served as a director and Co-Chairman of the Company since October 1997 and as Co-Chief Executive Officer of the Company since January 1998. Mr. Dupuy has been Chairman of Axiohm S.A. since its purchase from Schlumberger by Axiohm S.A. management in 1988. Mr. Dupuy joined Schlumberger in 1984 as Marketing and Sales Manager for several Schlumberger divisions, including printer products and low voltage equipment. Prior to joining Schlumberger, Mr. Dupuy was employed as head of export sales for IER S.A., a world leader in airline ticket printers.

    Gilles Gibier, 43, has served as a director and Co-Chairman of the Company since October 1997 and as Co-Chief Executive Officer of the Company since January 1998. Mr. Gibier has been a director of Axiohm S.A. since its purchase from Schlumberger by Axiohm S.A. management in 1988. Mr. Gibier joined Schlumberger in 1983. Mr. Gibier held various positions at Schlumberger, including Divisional General Manager in France, where he was responsible for divesting certain non-strategic operations, Manager of Internal Business Audit in the U.S., and Plant Manager of an energy meter plant in the United Kingdom.

    Walter Sobon, 49, has served as the Chief Financial Officer of the Company since March 1997. From November 1995 to March 1997 Mr. Sobon was an independent management consultant. From October 1989 to November 1995, Mr. Sobon served as the Senior Vice President, Chief Financial Officer and Corporate Secretary of VWR Scientific Products Corporation, a laboratory products company. Mr. Sobon is a certified public accountant.

    Malcolm Unsworth, 48, has served as Vice President of Operations for the Company since September 1997. He has been the Vice President and General Manager of Axiohm IPB since April 1995. Prior to joining Axiohm IPB, Mr. Unsworth worked for Schlumberger for 17 years in various North American General Manager positions including the Retail Petroleum Systems Division, the Transducer Division, the Electricity Measurement Division and the Defense Systems Group. In two of these positions, Mr. Unsworth was the immediate General Manager following the acquisition of the businesses by Schlumberger and led the consolidation and rationalization activity of numerous businesses within each group.

    Bernard Patry, 45, has served as Vice President of Sales and Marketing of Transaction Products for the Company since September 1997. He was the Vice President of Sales for Axiohm, from February 1997 to September 1997. From 1991 to 1995, Mr. Patry was the Chief Executive Officer of Axiohm and from 1995 to 1997, he was Vice President of Marketing and Business Development of Axiohm.

    Nicolas Dourassoff, 42, has agreed to become the Company's Chief Executive Officer in May 1998. Mr. Dourassoff is currently a Director of the Company and is a Managing Director of ABN AMRO Investissement, the investment subsidiary of ABN AMRO (a Dutch Bank), a position he has held since June 1993. Prior to that, he had served as the Director of the Acquisition Financing Department of Banque De Neuflize, Schlumberger Mallet, a subsidiary of ABN AMRO, from January 1994 through June 1995. Mr. Dourassoff received his MBA from Groupe HEC (France) and his Bachelor of Science degree from the Ecole Nationale Superieure de Techniques Avancees (France) and holds an engineering degree from the French Naval Academy, where he graduated as an officer.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The risk factors set forth below and elsewhere under this Item 1 including, without limitation under the captions "Customers," "Backlog," and "Competition" are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

    SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company is, and will continue to be, highly leveraged. On December 31, 1997, the Company's total debt was $
million and the Company had a shareholders' deficit of $   million. Required
principal payments under the New Credit Facility and Notes are as follows: $
million in 1998; $   million in 1999; $   million in 2000; $   million in 2001;
$   million in 2002; $   million in 2003; and $   million in 2007. In 1998, it
is anticipated that capital expenditures will not exceed the limit of $10.5 million permitted under the New Credit Facility. For the year ended December 31, 1996 and the year ended December 31, 1997, after giving pro forma effect to the Transactions as if they had occurred on January 1, 1996 and 1997, respectively, income (loss) before income taxes and fixed charges would have been insufficient
to cover fixed charges by $   million and $    million, respectively.

    The Company's ability to make scheduled payments of principal of, or to pay the premium, if any, interest or liquidated damages, if any, thereon, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness (including the Notes) or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness, the restrictions on the Company's ability to incur additional indebtedness under the New Credit Facility and the indenture under which the Notes were issued (the "Indenture"), and the fact that substantially all of the Company's and its subsidiaries' assets have been pledged to secure obligations under the New Credit Facility.

    In addition, the Indenture and the New Credit Facility contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds. Failure by the Company to comply with such covenants could result in events of default under the Indenture and the New Credit Facility which, if not cured or waived, could permit the indebtedness thereunder to be accelerated which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In addition, the Company periodically evaluates the possible impairment of goodwill to determine whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

    Axiohm has historically experienced, and the Company expects to experience, relatively lower levels of sales of transaction printers during the period from mid-November to the end of December. The Company believes that this seasonality has been caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas, so as not to disturb their sales flow during this heavy selling period.

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

    INTEGRATION OF OPERATIONS. The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. As part of the plan to achieve purchasing, manufacturing and other synergies, the Company has identified certain potential cost savings related to the business combination effected by the business combination. The Company expects to incur significant integration costs through 1999 related to the Merger and the aforementioned potential cost savings. Any inability of the Company to integrate these companies successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations. In addition, the historical financial statements presented in this Report may not necessarily be indicative of the results that would have been attained had the Company actually operated on a combined basis.

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

    MANAGEMENT OF FUTURE ACQUISITIONS. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses, and the Company intends to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the Company will be able to consummate any beneficial acquisitions in the future or that the anticipated benefits of any acquisition will be realized. If any such acquisitions are consummated, a failure by the Company to manage any such acquisitions successfully could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there may be future acquisitions that could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    FUTURE SALE OF AXIOHM EXCHANGE SHARES. Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price for the Company's Common Stock. While the 5,518,524 shares of Common Stock exchanged for shares of Axiohm and Dardel in the Axiohm Exchange (the "Axiohm Exchange Shares") are "restricted securities" under the Securities Act, the Company currently plans to register the Axiohm Exchange Shares for sale by the holders thereof on the public market beginning in April 1998. Such sales, or the potential for such sales, could have a material adverse effect on the market price for the Company's Common Stock.

    YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

    The Company has purchased the necessary hardware and software, and is currently in the process of implementing firmwide, Oracle enterprise resource planning system ("ERP") Version 10.6. To date, Version 10.6 has been implemented in several locations and is expected to be implemented in other locations. Although Version 10.6 does not fully address Year 2000 requirements, the Company believes that Oracle ERP Version 10.7 does. Such Version 10.7 has already been released by Oracle, and the Company anticipates implementing such Version 10.7 prior to the beginning of the year 2000. The total cost to the Company of converting to Oracle ERP firmwide, is estimated to be approximately $1.0 million.

    Failure to implement Oracle ERP Version 10.7 or some other form of enterprise software that addresses Year 2000 requirements prior to the year 2000 might result in significant difficulties in the Company's administration of invoicing and payables and other processes. Such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES.

    The following table sets forth the Company's existing manufacturing and other facilities:

                                                                                           LEASE
LOCATION                                                    PURPOSE                   EXPIRATION DATE  SQUARE FEET
-----------------------------------------  -----------------------------------------  ---------------  -----------
San Diego, California....................  Executive offices, marketing, engineering     2000/2001         22,500
Sevres, France...........................  Executive offices                               2006             3,500
Montrouge, France........................  Marketing and research and development          2006            25,000
Riverton, Wyoming........................  Manufacturing, marketing, research and          2002            40,000
                                             development
Paso Robles, California..................  Manufacturing, marketing, research and          1998            45,000
                                             development
Carson, California.......................  Manufacturing, research and development         1998            30,000
Denver, Colorado.........................  Manufacturing, marketing, research and          2004            25,000
                                             development
Tijuana, Mexico..........................  Manufacturing                                     *             27,000
                                                                                                           10,500
Ithaca, New York.........................  Manufacturing, marketing, research and          Owned          270,000
                                             development, administration
Puiseaux, France.........................  Manufacturing                                   2010            75,000
Manchester, England......................  Manufacturing                                   Owned           12,000
Sydney, Australia........................  Marketing, technical support                    2003             7,180

------------------------

*   The Company leases its Tijuana facilities on a month-to-month basis.

    The Company does not own any facilities other than the Manchester and Ithaca facilities. The term of the Montrouge facility lease expires in June 2006; however, under French law, the Company has the option to terminate the lease in June of 2000 or 2003, without penalty. The Puiseaux facility is occupied under a capitalized lease that commenced in 1995 and terminates in 2010. Pursuant to the terms of the Puiseaux lease, the Company is committed to make payments through the end of the term, but will be able to purchase the facility at the end of the term for the sum of one French franc.

    The Company believes that its existing facilities are generally suitable and adequate for its businesses and has generally been able to renew its manufacturing and office facilities leases as they expire at then-current market rates. The Company believes that renewal of existing leases at market rates will not have a material adverse effect on operating expenses or cash flow.

ITEM 3. LEGAL PROCEEDINGS.

    In August 1992, DH filed a complaint in the Northern District of California alleging infringement of DH's U.S. Patent No. 5,115,493 by Synergystex and seeking injunctive relief and unspecified damages. Synergystex subsequently asserted a counterclaim against DH alleging that U.S. Patent No. 5,115,493 is invalid, unenforceable and not infringed. In August 1996, the District Court granted a Motion for Summary Judgment, finding on its own motion that DH's patent was invalid for improper payment of a small entity fee and entered a judgment dismissing DH's complaint. In November 1996, DH appealed the District Court's judgment to the Federal Circuit Court of Appeals. After DH filed its opening brief on appeal, the Federal Circuit Court of Appeals stayed the appeal pending a collateral ruling from the district court. That ruling was recently issued, and the Federal Circuit has reactivated the appeal. There can be no assurance that the Company will prevail in this litigation or that it will not incur significant legal fees and expenses to further pursue this litigation.

    On June 17, 1997, Axiohm filed a complaint in the Central District of California alleging infringement of Axiohm's U.S. Patent No. 5,579,043 by Seiko Epson and Epson America. On December 22, 1997, Seiko Epson and Epson America filed an answer to Axiohm's complaint as well as counterclaims against both Axiohm and Axiohm IPB. In their response, Seiko Epson and Epson America deny the validity of Axiohm S.A.'s Patent No. 5,579,043 and infringement thereof, and seek declaratory relief to that effect. Seiko Epson and Epson America further allege that Axiohm and Axiohm IPB have infringed and are infringing Seiko Epson's U.S. Patent Nos. 5,437,004, 5,594,653 and 5,555,349, and seek injunctive relief, treble damages and attorneys' fees. Although the Company believes its claims are meritorious, such litigation could be costly and time-consuming. In the event of an adverse result in such litigation, the Company could be required to pay substantial damages; indemnify its customers; cease the manufacture, use and sale of any infringing products; expend significant resources to develop non-infringing technology; discontinue the use of certain technology or obtain licenses to any infringing technology; any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will ultimately prevail in any litigation with Seiko Epson or Epson America.

    From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. The Company does not believe that the outcome of any such legal proceedings will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market, trading symbol AXHM. As of December 31, 1997, there were 444 shareholders of record of the Company's Common Stock. The Company has never paid dividends on its common stock nor does it expect to pay dividends in the foreseeable future. The following table sets forth the high and low closing prices of the Company's Common Stock for the eight most recent quarters.

                                                          DECEMBER 31, 1997     DECEMBER 31, 1996
                                                         --------------------  --------------------
YEARS ENDED                                                HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter..........................................  $   24.13      15.00  $   24.50  $   21.25
Second Quarter.........................................      18.00      13.50      27.75      22.00
Third Quarter..........................................      24.25      15.75      26.50      22.50
Fourth Quarter.........................................      19.00      16.50      25.25      22.75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Item 1. Business--Executive Officers of the Registrant." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors--Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K.

    1. FINANCIAL STATEMENTS. The Consolidated Financial Statements of Axiohm Transaction Solutions, Inc. and its subsidiaries have not been included in this Report pursuant to Rule 12b-25 promulgated under the Exchange Act.

    2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules have not been included in this Report pursuant to Rule 12b-25 promulgated under the Exchange Act.

    3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

 2.1 Agreement and Plan of Merger dated as of July 14, 1997, among DH Technology, Inc., Axiohm S.A. and AX Acquisition Corporation (incorporated by reference to Exhibit (c)(1) to DH Technology, Inc.'s
       Schedule 14D-9 filed July 16, 1997).

 2.2 Purchase and Assumption Agreement, dated October 2, 1997, among Axiohm IPB, Inc., AX Acquisition Corporation and DH Technology, Inc. (incorporated by reference to Exhibit 2.2 to Axiohm Transaction Solutions, Inc.'s Current Report on Form 8-K filed October 17, 1997).

 2.3 Stock Purchase Agreement dated August 12, 1994, by and between the Registrant, Cognitive Solutions, Inc., and John Bergquist, by which Registrant purchased Cognitive Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 14, 1994.)

 3.1 Certificate of Restated Articles of Incorporation of the Registrant filed with the California Secretary of State on January 13, 1998 (incorporated by reference to Exhibit 3.3A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

 3.2 Amended and Restated Bylaws of The Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 17, 1997).

 4.1 Indenture dated as of October 2, 1997 among the Registrant, the Guarantors named therein and The Bank of New York, as trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

 4.2 Supplemental Indenture to the Indenture, dated as of January 9, 1998, between Axiohm S.A.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998)

 4.3 Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Axiohm Investissements S.A.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit
       4.2 of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

 4.3 Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Cognitive L.L.C., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-4 filed declared effective February 17, 1998).

 4.4 Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Dardel Technologies E.U.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit
       4.4 of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

 4.5 Unrestricted Global Note for $120,000,000 in principal amount of New 9 3/4% Senior Subordinated Notes due 2007 and attached Subsidiary Guarantees.

10.1 Registration Rights Agreement, dated as of October 2, 1997 among the Registrant, Axiohm S.A., Axiohm IPB, Inc., Dardel Technologies E.U.R.L., Stadia Colorado Corp., Cognitive Solutions, Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.1 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

10.2 Resignation Agreement dated January 10, 1998 between the Registrant and William H. Gibbs (incorporated by reference to Exhibit 10.3A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

10.3 Noncompetition and Mutual Release Agreement dated January 10, 1998 between the Registrant and William H. Gibbs (incorporated by reference to Exhibit 10.4A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

10.4* Employment Agreement between the Registrant and Walter Sobon dated as of July 14, 1997 (incorporated by reference to Exhibit 10.4 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

10.5* Employment Agreement between the Registrant and Janet Shanks dated as of July 14, 1997 (incorporated by reference to Exhibit 10.5 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

10.6* Letter Agreement dated March 15, 1998 between the Registrant and Nicolas Dourassoff.

10.7 $85,000,000 Credit Agreement among the Registrant, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent and Union Bank of California, N.A., as Administrative Agent dated as of October 2, 1997.

10.8 Guarantee and Collateral Agreement, dated as of October 2, 1997, between the Registrant, Lehman Brothers Inc., Lehman Commercial Paper Inc. and certain of The Registrant's subsidiaries (incorporated by reference to Exhibit 10.8 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

10.9* 1985 Director Warrant Plan and Forms of Warrant issued under the Plan, as amended. (incorporated by reference to Exhibit 10.3 of The Registrant Annual Report on Form 10-K for the fiscal year ended December 31, 1991 filed March 28, 1992).

10.10* 1983 Incentive Stock Option Plan and Forms of Incentive Stock Option
       Agreement and Nonstatutory Stock Option Agreement, as amended. (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 filed March 28, 1991).

10.11* 1992 Stock Plan and Form of Incentive Stock Option Agreement, as amended.
       (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

10.12 Lease Agreement dated April 20, 1990, between the Registrant and Coast Income Properties, Inc., as amended. (incorporated by reference to Exhibit 10.5 of The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed March 29, 1993).

10.13 Lease Agreement dated July 1, 1990, between DH Tecnologia de Mexico S.A. de C. V. and Alberto Lutteroth. (incorporated by reference to Exhibit
       10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 filed March 28, 1991).

10.14 Lease Agreement dated April 1, 1994, by and between the Registrant and Wind River Development Co., a Wyoming corporation. (incorporated by reference to Exhibit 10.6 of The Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

10.15 Lease Agreement dated February 28, 1994, between Chardan, Ltd., and Stadia Colorado Corp. (incorporated by reference to Exhibit 2.2 of The Registrant's Current Report on Form 8-K filed March 14, 1994).

10.16 Sublease Agreement dated September 30, 1992, by and between Medical Engineering Corporation and Cognitive Solutions, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

10.17 Line of Credit Agreement dated August 15, 1994 by and between DH Technology, Inc. and Wells Fargo Bank. (incorporated by reference to
       Exhibit 10.10 of the Registrant's Form 10-Q for the Quarter Ended March 31, 1995 filed May 15, 1995).

10.18* Stock Option Agreement dated October 2, 1997 between the Registrant and
       Malcolm Unsworth.(incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-4 filed on November 28,
       1997).

10.19* Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Patrick Dupuy (incorporated by reference to Exhibit
       10.19 of the Registrant's Registration Statement on Form S-4 filed on November 28, 1997).

10.20* Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Gilles Gibier (incorporated by reference to Exhibit
       10.19 of the Registrant's Registration Statement on Form S-4 filed on November 28, 1997).

21.1   List of Subsidiaries.

24.1   Power of Attorney (see page 19).

------------------------

*   This item is a compensatory plan or management contract.

(b) Reports on Form 8-K.
    The following Report on Form 8-K was filed during the quarter ended December 31, 1997:
       Current report on Form 8-K dated October 2, 1997, as amended by Amendment No. 1 thereto filed on December 16, 1997 and Amendment No. 2 thereto filed on February 13, 1998, relating to the completion of a series of transactions with Axiohm S.A., a private French company, pursuant to an Agreement and Plan of Merger, dated July 14, 1997, among DH Technology, Inc., Axiohm S.A. and AX Acquisition Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AXIOHM TRANSACTION SOLUTIONS, INC.

                                By:             /s/ WALTER S. SOBON
                                     -----------------------------------------
                                                  Walter S. Sobon
                                              CHIEF FINANCIAL OFFICER
Date: March 31, 1998

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter S. Sobon and Janet W. Shanks, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Co-Chairman of the Board
      /s/ PATRICK DUPUY           and Co-Chief Executive
------------------------------    Officer (Co-Principal       March 31, 1998
        Patrick Dupuy             Executive Officer)

                                Co-Chairman of the Board
      /s/ GILLES GIBIER           and Co-Chief Executive
------------------------------    Officer (Co-Principal       March 31, 1998
        Gilles Gibier             Executive Officer)

     /s/ WALTER S. SOBON
------------------------------  Chief Financial Officer       March 31, 1998
       Walter S. Sobon

     /s/ JANET W. SHANKS
------------------------------  Corporate Controller          March 31, 1998
       Janet W. Shanks

    /s/ NICOLAS DOURASSOFF
------------------------------  Director                      March 30, 1998
      Nicolas Dourassoff

     /s/ WILLIAM H. GIBBS
------------------------------  Director                      March 31, 1998
       William H. Gibbs

      /s/ BRUCE G. KLAAS
------------------------------  Director                      March 27, 1998
        Bruce G. Klaas

       /s/ DON M. LYLE
------------------------------  Director                      March 27, 1998
         Don M. Lyle

                                 EXHIBIT INDEX

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger dated as of July 14, 1997, among DH Technology, Inc., Axiohm S.A. and AX
             Acquisition Corporation (incorporated by reference to Exhibit (c)(1) to DH Technology, Inc.'s Schedule
             14D-9 filed July 16, 1997).

      2.2    Purchase and Assumption Agreement, dated October 2, 1997, among Axiohm IPB, Inc., AX Acquisition
             Corporation and DH Technology, Inc. (incorporated by reference to Exhibit 2.2 to Axiohm Transaction
             Solutions, Inc.'s Current Report on Form 8-K filed October 17, 1997).

      2.3    Stock Purchase Agreement dated August 12, 1994, by and between the Registrant, Cognitive Solutions,
             Inc., and John Bergquist, by which Registrant purchased Cognitive Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 14, 1994.)

      3.1    Certificate of Restated Articles of Incorporation of the Registrant filed with the California Secretary of State on January 13, 1998 (incorporated by reference to Exhibit 3.3A of the Registrant's Registration
             Statement on Form S-4 declared effective February 17, 1998).

      3.2    Amended and Restated Bylaws of The Registrant (incorporated by reference to Exhibit 3.2 to the
             Registrant's Current Report on Form 8-K filed October 17, 1997).

      4.1    Indenture dated as of October 2, 1997 among the Registrant, the Guarantors named therein and The Bank of
             New York, as trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to The Registrant's
             Current Report on Form 8-K filed October 17, 1997).

      4.2    Supplemental Indenture to the Indenture, dated as of January 9, 1998, between Axiohm S.A.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

      4.3    Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Axiohm Investissements
             S.A.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-4 declared effective February 17,
             1998).

      4.3    Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Cognitive L.L.C., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

      4.4    Supplemental Indenture to the Indenture, dated as of November 26, 1997, between Dardel Technologies
             E.U.R.L., as a supplemental guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-4 declared effective February 17,
             1998).

      4.5    Unrestricted Global Note for $120,000,000 in principal amount of New 9 3/4% Senior Subordinated Notes due 2007 and attached Subsidiary Guarantees.

     10.1    Registration Rights Agreement, dated as of October 2, 1997 among the Registrant, Axiohm S.A., Axiohm
             IPB, Inc., Dardel Technologies E.U.R.L., Stadia Colorado Corp., Cognitive Solutions, Inc. and Lehman
             Brothers Inc. (incorporated by reference to Exhibit 10.1 to The Registrant's Current Report on Form 8-K
             filed October 17, 1997).

     10.2    Resignation Agreement dated January 10, 1998 between the Registrant and William H. Gibbs (incorporated by reference to Exhibit 10.3A of the Registrant's Registration Statement on Form S-4 declared effective
             February 17, 1998).

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.3    Noncompetition and Mutual Release Agreement dated January 10, 1998 between the Registrant and William H.
             Gibbs (incorporated by reference to Exhibit 10.4A of the Registrant's Registration Statement on Form S-4
             declared effective February 17, 1998).

     10.4*   Employment Agreement between the Registrant and Walter Sobon dated as of July 14, 1997 (incorporated by reference to Exhibit 10.4 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

     10.5*   Employment Agreement between the Registrant and Janet Shanks dated as of July 14, 1997 (incorporated by reference to Exhibit 10.5 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

     10.6*   Letter Agreement dated March 15, 1998 between the Registrant and Nicolas Dourassoff.

     10.7    $85,000,000 Credit Agreement among the Registrant, as Borrower, the several Lenders from time to time
             Parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent
             and Union Bank of California, N.A., as Administrative Agent dates as of October 2, 1997.

     10.8    Guarantee and Collateral Agreement, dated as of October 2, 1997, between the Registrant, Lehman Brothers
             Inc., Lehman Commercial Paper Inc. and certain of The Registrant's subsidiaries (incorporated by reference to Exhibit 10.8 to The Registrant's Current Report on Form 8-K filed October 17, 1997).

     10.9*   1985 Director Warrant Plan and Forms of Warrant issued under the Plan, as amended. (incorporated by reference to Exhibit 10.3 of The Registrant Annual Report on Form 10-K for the fiscal year ended
             December 31, 1991 filed March 28, 1992).

     10.10*  1983 Incentive Stock Option Plan and Forms of Incentive Stock Option Agreement and Nonstatutory Stock
             Option Agreement, as amended. (incorporated by reference to Exhibit 10.4 of the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1990 filed March 28, 1991).

     10.11*  1992 Stock Plan and Form of Incentive Stock Option Agreement, as amended. (incorporated by reference to
             Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15,
             1995).

     10.12   Lease Agreement dated April 20, 1990, between the Registrant and Coast Income Properties, Inc., as amended. (incorporated by reference to Exhibit 10.5 of The Registrant's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1992 filed March 29, 1993).

     10.13   Lease Agreement dated July 1, 1990, between DH Tecnologia de Mexico S.A. de C. V. and Alberto Lutteroth.
             (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 filed March 28, 1991).

     10.14   Lease Agreement dated April 1, 1994, by and between the Registrant and Wind River Development Co., a
             Wyoming corporation. (incorporated by reference to Exhibit 10.6 of The Registrant's Form 10-K for the
             fiscal year ended December 31, 1994 filed March 15, 1995).

     10.15   Lease Agreement dated February 28, 1994, between Chardan, Ltd., and Stadia Colorado Corp. (incorporated by reference to Exhibit 2.2 of The Registrant's Current Report on Form 8-K filed March 14, 1994).

     10.16   Sublease Agreement dated September 30, 1992, by and between Medical Engineering Corporation and
             Cognitive Solutions, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.17   Line of Credit Agreement dated August 15, 1994 by and between DH Technology, Inc. and Wells Fargo Bank.
             (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q for the Quarter Ended March
             31, 1995 filed May 15, 1995).

     10.18*  Stock Option Agreement dated October 2, 1997 between the Registrant and Malcolm Unsworth. (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-4 declared effective
             February 17, 1998).

     10.19*  Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Patrick
             Dupuy (incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form S-4
             declared effective February 17, 1998).

     10.20*  Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Gilles
             Gibier (incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form
             S-4 filed on November 28, 1997).

     21.1    List of Subsidiaries.

     24.1    Power of Attorney (see page 19).

------------------------

* This item is a compensatory plan or management contract.