Form 10-K/A
period 1997-12-31
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-04-15
CIK 728376

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25
                                   AND ARE INCLUDED HEREIN: ITEMS 1, 6, 7 AND 8.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 2, 1998 as reported on the Nasdaq National Market, was approximately $39,979,053. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO ANTICIPATED COST SAVINGS, ANTICIPATED NET SALES, THE COMPANY'S GROWTH OBJECTIVES, THE COMPANY'S STRATEGIC PLANS, THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND THE COMPANY'S FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THIS REPORT.

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

CUSTOMERS

    TRANSACTION PRINTERS AND PRINTER MECHANISMS. The Company sells its transaction printers to OEMs, VARs, distributors and end-users and its printer mechanisms to OEMs. The Company recently became the sole global supplier of thermal printing mechanisms for ATM requirements to NCR, the Company's largest customer for transaction printers and printer mechanisms in 1997 and 1996. Application-specific printer mechanisms are typically developed for and sold to one OEM customer for integration into the OEM's final products. Some OEMs, such as NCR, resell the Company's transaction printers under their own brand names.

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

    Sales to NCR, the Company's largest customer, represented 35% and 52%, respectively, of net sales for the years ended December 31, 1997 and December 31, 1996. No other customer accounted for more than 10% of net sales for the year ended December 31, 1997 or December 31, 1996. On September 2, 1997, Axiohm IPB entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

BACKLOG

    Most customers purchase products from the Company under purchase orders that specify prices for particular quantities. The total backlog under such purchase orders was $51,470,000 as of March 6, 1998, compared to $48,139,000 as of March 3, 1997 taking into account total backlog for both DH and Axiohm. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Accordingly, the Company's backlog as of any particular date may not necessarily be indicative of actual sales for any future period.

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

    SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company is, and will continue to be, highly leveraged. On December 31, 1997, the Company's total debt was $171.5 million and the Company had a shareholders' deficit of $18.1 million. Required principal payments under the New Credit Facility and Notes are as follows: $5.2 million in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and $120.0 million in 2007.
In 1998, it is anticipated that capital expenditures will not exceed the limit of $10.5 million permitted under the New Credit Facility. For the year ended December 31, 1997 and the year ended December 31, 1996, after giving pro forma effect to the Transactions as if they had occurred on January 1, 1997 and 1996, respectively, income (loss) before income taxes and fixed charges would have been insufficient to cover fixed charges by $25.2 million and $27.6 million, respectively.

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

    FUTURE SALE OF AXIOHM EXCHANGE SHARES. Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price for the Company's Common Stock. While the 5,518,524 shares of Common Stock exchanged for shares of Axiohm and Dardel in the Axiohm Exchange (the "Axiohm Exchange Shares") are "restricted securities" under the Securities Act, the Company currently plans to register the Axiohm Exchange Shares for sale by the holders thereof on the public market beginning in May 1998. Such sales, or the potential for such sales, could have a material adverse effect on the market price for the Company's Common Stock.

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

ITEM 3. LEGAL PROCEEDINGS.

    In August 1992, DH filed a complaint in the U.S. District Court for the Northern District of California alleging infringement of DH's U.S. Patent No. 5,115,493 by Synergystex International, Inc. ("Synergystex") and seeking injunctive relief and unspecified damages. Synergystex subsequently asserted a counterclaim against DH alleging that U.S. Patent No. 5,115,493 is invalid, unenforceable and not infringed. In

August 1996, the District Court granted a Motion for Summary Judgment, finding on its own motion that DH's patent was invalid for improper payment of a small entity fee and entered a judgment dismissing DH's complaint. In November 1996, DH appealed the District Court's judgment to the Federal Circuit Court of Appeals. After DH filed its opening brief on appeal, the Federal Circuit Court of Appeals stayed the appeal pending a collateral ruling from the district court. That ruling was recently issued, and the Federal Circuit has reactivated the appeal. The Federal Circuit is scheduled to hear oral arguments on the appeal on May 4, 1998. There can be no assurance that the Company will prevail in this litigation or that it will not incur significant legal fees and expenses to further pursue this litigation.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market, trading symbol AXHM. As of December 31, 1997, there were 444 shareholders of record of the Company's Common Stock. The Company has never paid dividends on its common stock nor does it expect to pay dividends in the foreseeable future. The following table sets forth the high and low closing prices of the Company's Common Stock in each quarter in 1997 and 1996.

                                                          DECEMBER 31, 1997     DECEMBER 31, 1996
                                                         --------------------  --------------------
YEARS ENDED                                                HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter..........................................  $   24.13      15.00  $   24.50  $   21.25
Second Quarter.........................................      18.00      13.50      27.75      22.00
Third Quarter..........................................      24.25      15.75      26.50      22.50
Fourth Quarter.........................................      19.00      16.50      25.25      22.75

ITEM 6. SELECTED FINANCIAL DATA

                                                                      YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------
                                                          1997           1996           1995           1994
                                                     --------------  -------------  -------------  -------------
INCOME STATEMENT DATA
Revenue:
  Net sales........................................  $  153,748,000  $  95,302,000  $  72,155,000  $  23,952,000
  Other............................................        --             --             --              858,000
                                                     --------------  -------------  -------------  -------------
      Total revenue................................     153,748,000     95,302,000     72,155,000     24,810,000
Cost of net sales..................................     102,600,000     66,390,000     52,202,000     15,095,000
                                                     --------------  -------------  -------------  -------------
Gross margin.......................................      51,148,000     28,912,000     19,953,000      9,715,000
Operating expenses:
  Selling, general and administrative..............      19,139,000     11,013,000      9,200,000      4,506,000
  Research and development.........................      10,033,000      6,648,000      5,836,000      3,310,000
  In-process technology............................      34,236,000       --             --             --
  Amortization of intangible assets................      11,474,000        200,000        161,000       --
                                                     --------------  -------------  -------------  -------------
      Total operating expenses.....................      74,882,000     17,861,000     15,197,000      7,816,000
                                                     --------------  -------------  -------------  -------------
Income (loss) from operations......................     (23,734,000)    11,051,000      4,756,000      1,899,000
Interest expense and other income, net.............      (9,940,000)       159,000     (1,731,000)        13,000
                                                     --------------  -------------  -------------  -------------
Income (loss) before income taxes..................     (33,674,000)    11,210,000      3,025,000      1,912,000
Income taxes.......................................       5,784,000      4,406,000      1,095,000        482,000
                                                     --------------  -------------  -------------  -------------
Net income (loss)..................................  $  (39,458,000) $   6,804,000  $   1,930,000  $   1,430,000
                                                     --------------  -------------  -------------  -------------
                                                     --------------  -------------  -------------  -------------
Basic:
  Net income (loss) per share......................  $        (6.06) $        1.08  $        0.32  $        0.24
                                                     --------------  -------------  -------------  -------------
                                                     --------------  -------------  -------------  -------------
  Shares used in per share calculation.............       6,513,000      6,276,000      6,016,000      6,016,000
                                                     --------------  -------------  -------------  -------------
                                                     --------------  -------------  -------------  -------------
Diluted:
  Net income (loss) per share......................  $        (6.06) $        1.08  $        0.32  $        0.24
                                                     --------------  -------------  -------------  -------------
                                                     --------------  -------------  -------------  -------------
  Shares used in per share calculation.............       6,513,000      6,300,000      6,016,000      6,016,000
                                                     --------------  -------------  -------------  -------------
                                                     --------------  -------------  -------------  -------------


                                                                      YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------
                                                          1997           1996           1995           1994
                                                     --------------  -------------  -------------  -------------
BALANCE SHEET DATA
Working capital....................................  $   32,249,000  $  14,072,000  $  12,713,000  $  10,875,000
Total assets.......................................     204,044,000     43,978,000     40,184,000     34,753,000
Long-term debt.....................................     171,512,000      7,770,000     19,508,000     19,415,000
Shareholders' equity (deficit).....................     (18,081,000)    16,433,000      5,977,000      4,302,000

    The selected financial data should be read with the related consolidated financial statements and notes thereto, included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND

    EFFECT OF ACQUISITIONS

    The Company was formed from the combination of Axiohm S.A. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). Historically, Axiohm and DH have achieved a portion of their growth through the acquisition of other businesses and the Company intends to pursue additional acquisitions as a part of its growth strategy. See "Item 1. Business--Certain Factors That May Affect Future Results-- Management of Future Acquisitions", and Note 2 of Notes to the Consolidated Financial Statements.

    In December 1994, Axiohm acquired the transaction printer business of NCR Corporation ("NCR"), and placed the business in an indirect wholly-owned subsidiary of Axiohm, Axiohm IPB, Inc. ("Axiohm IPB"). The purchase price consisted of $15.6 million paid at closing and earn-out payments of $552,000 and a $952,000 final payment in 1998. Axiohm recorded approximately $3.0 million of goodwill in connection with this acquisition, which was accounted for using the purchase method of accounting.

    On August 21, 1997, an indirect wholly-owned subsidiary of Axiohm ("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH (the "Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled. The aggregate purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million under a new $85 million credit facility that provides term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility", and revolving loans and letters of credit of up to $35.0 million (the "Revolving Credit Facility", and together with the Term Loan Facility, the "New Credit Facility") and (ii) the proceeds of the Offering of $120,000,000 of its 9 3/4% Senior Subordinated Notes due in 2007. See "Item 1. Business--Recent Acquisition".

    Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. For 1996, the following discussion includes the results of operations of Axiohm only. For 1997, the following discussion includes the results of operations of Axiohm for the full year plus the results of operations of DH since August 31, 1997. While the effective date of the Merger was October 2, 1997 for legal purposes, the effective date of the acquisition of DH for accounting purposes was August 31, 1997.

    In connection with the DH acquisition, the Company (i) incurred a non-cash charge of $34.2 million due to the write-off of acquired in-process technology that had not reached technological feasibility and had no future alternative use and (ii) will amortize approximately $99.5 million of goodwill and other intangibles over the next three years. Of the approximately $12.2 million paid for DH stock options, approximately $8.6 million was funded to a Rabbi trust and is reflected on the Company's balance sheet as restricted cash at December 31, 1997. See Note 2 of Notes to the Consolidated Financial Statements.

    IN-PROCESS TECHNOLOGY AND INTANGIBLES

    As part of the acquisition of DH, the Company acquired in-process research and development and technology, developed technology, customer lists, workforce and goodwill. After an initial review of the activities and assets of DH, $50.8 million of the purchase price was allocated to in-process technology, $22.9 million was allocated to acquired technology, $5.1 million was allocated to customer lists and $2.1 million was allocated to workforce. The remaining value of $51.5 million was allocated to goodwill. Based upon information received subsequent to the third quarter of 1997 related to the allocation of the purchase price, the Company reallocated approximately $16.6 million from in-process research and development to goodwill. At the time of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. Costs related to such activities of DH could result in additional costs that may be reflected as additional goodwill.

    The acquired in-process research and development had not reached technological feasibility, had no alternative future use and was charged to operations in accordance with generally accepted accounting principles. The in-process technology was material to the future operations of DH in terms of expected revenues and cash flows, and included several development activities or projects.

    Frequent refinement and enhancement of existing products and new product introductions characterize the markets for some of the Company's products. The Company's future prospects are highly dependent upon the timely completion and introduction of new products at competitive price and performance levels and the acceptance by new markets of the Company's products. The Company also must respond to current competitors, which may choose to increase their presence in the Company's markets, and to new competitors, which may choose to enter those markets. To anticipate and respond to competitive activities, DH had invested in research and development projects.

    Some of the larger projects were designed to:

    - Introduce a multi-station printer intended to be a direct competitor to products of two of DH's largest competitors. The printer would incorporate thermal and impact technology and be used in POS applications to print receipts and print, verify and validate checks,

    - Introduce a multi-station printer to be used primarily in banking applications at the teller station,

    - Introduce a printer with new technology (new to POS applications) to be used where an extremely quiet performance was required,

    - Introduce two low cost thermal receipt printers,

    - Introduce two thermal transfer, low cost, bar code/label printers (each of the printers would hold label stock of various dimensions), and

    - Introduce two direct thermal low cost, bar code printers (each of the printers would hold label stock of various dimensions).

    The three largest projects, in terms of expected future revenues, were estimated to contribute significant revenues during fiscal years 1998 and 1999. Many of the projects were in an advanced state of development.

    At the time of acquisition, the Company did not have a specific plan nor had specific actions been identified concerning any modification to specific product development projects, although it was generally expected that economies from the merger would include consolidation of the research and development activities of the two companies over a several year time period.

    Subsequent to the acquisition, a new management team was constituted and undertook post-combination reviews of the merged companies' product development activities to determine the optimal allocation of resources to product development. As a result of these post-combination product development reviews, management directed that resource allocations to four of twenty-one DH projects be suspended or curtailed because other projects were believed to offer advantages in terms of the timing of marketability at the time of these reviews. Each of four specific projects was assigned the following purchase price allocations at the time of acquisition:
$4.7 million, $2.7 million, $6.4 million and $2.9 million. Therefore, as a result of these reviews, the Company does not expect to be negatively affected in the marketplace because of the existence of the other development projects and new projects to which resources were allocated, although the expected future operations of DH could be impacted as a result of lower expected revenues and lower levels of research and development expenditures related to these specific projects.

    To fully develop the other projects and to develop other new projects, the Company expects that research and development expenditures, as a percent of sales, will not be materially different from historical levels, and accordingly will not have a material adverse impact on future operations and cash flow. However, there can be no assurance that any of the in-process research and development projects or any new projects started by the Company will be successful in the marketplace. There can also be no assurance that activity in the competitive marketplace will not intensify and cause the Company to make a greater investment in research and development. If the development of in-process technology or the investment in new projects is not successful, there would be a material adverse effect on future operations of the acquired business of DH which could adversely impact the Company's standing in the marketplace with current customers and employees. Accordingly, there could be an accelerated amortization or immediate future write-off of acquired technology, customer lists, goodwill and workforce. In addition, while the Company is not aware of any new fundamental technologies for transaction printers that are likely to be a significant factor in the near future or of a greater intensity in the marketplace which would require greater research and development expenditures, no assurance can be given that the Company's competitors will not introduce new technologies or technological improvements that will place the Company at a competitive disadvantage. The failure by the Company to make timely introduction of new products or respond to competitive threats could have a material adverse effect on its business, financial condition and results of operations.

    In evaluating the period to amortize goodwill and other intangible assets (acquired technology, customer lists and workforce), the Company considered many factors, including but not limited to (i) the age of its existing product lines,
(ii) the Company's current market share, (iii) competitors' technology, (iv) pricing and market share, (v) the amount of rapid change in product design and technology, (vi) the rate of change in its employee base, (vii) its customer base, (viii) its own research and development efforts, and (ix) the potential periods for which the earnings stream from acquired products and technology will have a significant impact upon combined operating results. The Company also specifically:

    - Reviewed the financial performance and level of product activity of four public companies that were either direct competitors or competed in markets with similar characteristics,

    - Reviewed the length of customer contracts and the criteria for termination of the contracts,

    - Reviewed the turnover of key employee groups and how that turnover is influenced by intense competition in the marketplace,

    - Reviewed the expected actions of competitors in response to the Company's new product introductions and their financial strength in relation to that of the Company, and,

    - Reviewed the periods that several companies (either competitors or companies with similar characteristics) amortize intangible assets.

After consideration and evaluation of these and other factors, management has concluded that a 3-year amortization of goodwill and other intangibles would be appropriate.

RESULTS OF OPERATIONS

                                                                           OPERATING PERCENTAGES
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Net sales...........................................................      100.0%     100.0%     100.0%
Cost of net sales...................................................       66.7%      69.7%      72.3%
Selling, general, and administrative................................       12.4%      11.6%      12.8%
Research and development............................................        6.5%       7.0%       8.1%
In-process technology...............................................       22.3%       0.0%       0.0%
Intangible amortization.............................................        7.5%       0.2%       0.2%
Income (loss) from operations.......................................      (15.4)%      11.6%       6.6%
Income (loss) before income taxes...................................      (21.9)%      11.8%       4.2%
Income taxes........................................................        3.8%       4.6%       1.5%
Net income (loss)...................................................      (25.7)%       7.1%       2.7%

    1997 COMPARED TO 1996

    NET SALES. 1997 net sales of $153.7 million increased 61.3% compared to net sales of $95.3 million for 1996. This increase was attributable to the addition of DH net sales of $34.7 million and an internal growth in net sales of $23.7 million. The increase in net sales reflects increased unit volumes of transaction printers and printer mechanisms partially offset by a decline in average selling prices and a unit decline in sales of thermal mechanisms. The Company achieved net sales of $54.2 million in the fourth quarter of 1997 and expects net sales in the first quarter of 1998 to approximate that level. The Company's long-term growth objectives, over a three to five year period, are to grow revenues at a rate of approximately 12% to 15% and to grow operating profit before acquisition related charges in excess of sales growth.

    COST OF NET SALES. Cost of net sales as a percentage of revenues decreased to 66.7% in 1997 from 69.7% in 1996. The decline was due to a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S., lower purchase prices of components and parts, continuing technology improvements and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $19.1 million for 1997 increased $8.1 million or 73.6% from $11.0 million in 1996. Selling, general and administrative expenses as a percentage of revenues increased to 12.4% in 1997 from 11.6% in 1996. This increase was primarily the result of the inclusion of expenses attributable to DH of $6.5 million, an increase of $1.2 million in base expenses and a $442,000 non-cash charge for stock options. The increase in base expenses was primarily a result of higher staffing levels and expenses required to support increased sales, offset, in part, by the favorable impact of the fluctuations in the U.S. dollar compared to the French franc.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $10.0 million in 1997 increased $3.4 million or 51.5% from $6.6 million in 1996. This increase was primarily due to the inclusion of expenses attributable to DH of $2.2 million. Research and development expenses as a percentage of revenues decreased to 6.5% in 1997 from 7.0% in 1996. The Company believes that the timely development of new products and enhancements to its existing products are essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollar terms for the foreseeable future but will not vary significantly from historical levels as a percent of net sales.

    IN-PROCESS TECHNOLOGY. In conjunction with the acquisition of DH, the Company incurred a non-cash charge of $34.2 million due to the write-off of acquired in-process technology (projects that had not reached technological feasibility and had no future alternative use). If the Company were to complete these in-process projects, it would not expect to incur research and development costs in excess of historical levels as a percentage of sales of DH.

    INTANGIBLE AMORTIZATION. Non-cash intangible amortization expense in 1997 increased to $11.5 million in 1997 from $.2 million in 1996 due to the acquisition of DH. On a quarterly basis through the third quarter of 2000, intangible amortization will generate approximately $8.3 million in non-cash acquisition related charges.

    INCOME (LOSS) FROM OPERATIONS. The loss from operations for 1997 was $23.7 million, compared to income from operations of $11.1 million in 1996. The loss from operations in 1997 was largely due to the in-process technology and intangible amortization charges discussed above.

    INTEREST AND OTHER INCOME. Interest and other income of $0.6 million in 1997 decreased $0.6 million from $1.2 million in 1996. In 1996, the Company received insurance proceeds of $1.0 million as compensation for the loss of revenue and commercial damage caused by water damage in its clean room facility located in Puiseaux, France. The Company does not anticipate that it will generate significant interest income for at least the next 12 months because substantially all of the Company's cash was used to complete the acquisition of DH or became restricted following the acquisition.

    INTEREST EXPENSE. Interest expense increased to $10.5 million for 1997 from $1.0 million in 1996 due to the incurrence of the acquisition financing. See
Note 6 of Notes to the Consolidated Financial Statements.

    INCOME TAXES. Income taxes of $5.8 million in 1997 increased $1.4 million from $4.4 million in 1996. Income taxes as a percentage of income (loss) before taxes, excluding the effect of acquisition related charges, was approximately 29.1% in 1997 compared to 39.3% in 1996 due primarily to changes in tax jurisdictions and related tax rates as a result of the acquisition of DH. Income tax expense as a percentage of loss before income taxes including the effect of acquisition related charges, was 17.2% in the 1997 period primarily due to the in-process technology charge and intangible amortization being non-deductible for income tax purposes. The Company expects that its 1998 tax rate before non-cash acquisition related charges will be approximately 40%. This rate could vary as a result of the actual income recognized in various tax jurisdictions in 1998.

    1996 COMPARED TO 1995

    NET SALES. Net sales of $95.3 million for 1996 increased $23.1 million, or 32.1% from $72.2 million in 1995. The net sales increase in 1996 principally represents increased unit volume from two transaction printer products which were introduced in 1995 as well as higher transaction mechanism volume.

    COST OF NET SALES. Cost of net sales of $66.4 million in 1996 increased $14.2 million, or 27.2%, from $52.2 million in 1995. Cost of net sales as a percentage of revenues decreased to 69.7% in 1996 from 72.3% in 1995. In 1995, cost of net sales included a provision for inventory obsolescence of approximately $1.0 million related to the 1995 write-off of components and products dedicated to a customer who filed for bankruptcy protection. If this provision were excluded, cost of net sales as a percentage of net sales would have been 71.0% in 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $11.0 million in 1996 increased $1.8 million, or 19.7%, from $9.2 million in 1995 primarily as a result of higher sales activity and the reinforcement of Axiohm IPB's sales force after the acquisition of the transaction printer business from NCR (now known as Axiohm IPB) in December 1994. In addition, Axiohm incurred charges of $265,000 in 1996 and $610,000 in 1995 in connection with the transfer of its existing French manufacturing facility to a new facility in Puiseaux, France. Selling, general and administrative expenses as a percentage of revenues decreased to 11.6% in 1996 from 12.8% in 1995.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $6.6 million in 1996 increased $812,000, or 13.9%, from $5.8 million in 1995. Research and development expenses as a percentage of revenues decreased to 7.0% in 1996 from 8.1% in 1995.

    INCOME (LOSS) FROM OPERATIONS. As a result of the foregoing, income from operations of $11.1 million in 1996 increased $6.3 million, or 132.4%, from $4.8 million in 1995. Income from operations as a percentage of revenues increased to 11.6% in 1996 from 6.6% in the 1995 period.

    INTEREST AND OTHER INCOME. Interest income and other income was $1.2 million in 1996 largely as a result of insurance proceeds of $1.0 million received in 1996 as compensation for the loss of revenue and commercial damage caused by water damage in the Company's clean room facility in Puiseaux, France.

    INTEREST EXPENSE. Interest expense of $1.0 million in 1996 decreased $857,000, or 45.4%, from $1.9 million in 1995 as a result of lower average debt levels and interest rates in 1996 compared to 1995.

    INCOME TAXES. Income taxes of $4.4 million in 1996 increased $3.3 million, or 302.4%, from $1.1 million in 1995. Provision for income taxes as a percentage of income before taxes was 39.3% in 1996 compared to 36.2% in 1995, principally due to the reduced benefits from the French research and development tax credit, partially offset by the impact of non-utilized loss carryforwards in overseas subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of capital are cash flow from operations and borrowings under the New Credit Facility. For the fourth quarter of 1997, operating income plus depreciation and amortization was $8.5 million. The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current levels of operations and anticipated growth in revenues and cost savings, the Company believes that the Company's cash flow from operations and amounts available under the New Credit Facility will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness. At the time of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. Costs related to such activities of DH could result in additional cash costs that may be reflected as additional goodwill.

    Required principal payments under the New Credit Facility and Notes are as follows: $3.2 million in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $9.1 million in 2002; $8.8 million in 2003; and $120 million in 2007. It is anticipated that capital expenditures in 1998 will not exceed the maximum permitted under the New Credit Facility of $10.5 million. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

    At December 31, 1997, the Company's total debt was $171.5 million, or $167.6 million net of non restricted cash. The Company also had borrowing availability under the New Credit Facility of an additional $33.0 million for working capital and capital expenditure requirements, subject to the borrowing conditions contained therein. Debt levels are expected to increase during the first half of 1998 from the debt levels at December 31, 1997 due to payments made to former officers in the first quarter of $3.5 million and the payment of $5.8 million of subordinated interest expense on April 1, 1998. See "Item 1. Business--Certain factors that may affect future results--Substantial Leverage and Debt Service."

    The New Credit Facility and the Notes do, and other debt instruments of the Company may, pose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The New Credit Facility includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The New Credit Facility subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the incurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemptions; prepayment or repurchase of other indebtedness and other provisions. Under the New Credit Facility, the Company was required to enter into an arrangement to provide interest protection for $20 million of this floating rate debt for two years.

    The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the New Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The first interest payment of $5.8 million is due April 1, 1998. The Indenture contains covenants regarding: restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates. See "Item 1. Business--Certain Factors That May Affect Future Results-- Substantial Leverage And Debt Services" and Note 6 of the Notes to the Consolidated Financial Statements.

    In connection with the resignation and termination of employment of the Company's Chief Executive Officer and another executive, the $8.6 million of restricted cash on the December 31, 1997 balance sheet was paid out. In January, 1998, $1.8 million was paid for tax obligations due to the officers under the option cancellation agreements the Company had entered into with them in August, 1997. Severance and non-compete payments of $1.7 million were also made in the first quarter.

RESTRICTIONS ON DISTRIBUTIONS BY GUARANTORS TO THE COMPANY

    There are no contractual restrictions, under the New Credit Facility or otherwise, upon the ability of the Guarantors to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equityholder of all of the Guarantors.

NEW ACCOUNTING STANDARDS

    In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 shall be effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier periods presented. The Company does not believe the adoption of SFAS No. 130 will have a significant impact on the Company's business, results of operations or financial position for the year ending December 31, 1998.

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not believe the adoption of Statement No. 131 will have a significant impact on the Company's financial statement disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is included in Part IV Item 14(a)(1) and (2).

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

    1.  FINANCIAL STATEMENTS.

                                                                                                                PAGE
                                                                                                                -----
Report of KPMG Peat Marwick LLP, Independent Auditors......................................................         F-1
Report of Price Waterhouse LLP, Independent Auditors.......................................................         F-2
Financial Statements
  Consolidated Balance Sheets..............................................................................         F-3
  Consolidated Statement of Operations.....................................................................         F-4
  Consolidated Statement of Stockholders' Equity (Deficit).................................................         F-5
  Consolidated Statement of Cash Flows.....................................................................         F-6
  Notes to Consolidated Financial Statements...............................................................         F-7

    2.  FINANCIAL STATEMENT SCHEDULES.

Schedule included in Item 14(a):
  II Valuation and Qualifying Accounts................................................         S-1

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

 4.5+ Unrestricted Global Note for $120,000,000 in principal amount of New 9 3/4% Senior Subordinated Notes due 2007 and attached Subsidiary Guarantees.

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

10.6*+ Letter Agreement dated March 15, 1998 between the Registrant and Nicolas
       Dourassoff.

10.7+ $85,000,000 Credit Agreement among the Registrant, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent and Union Bank of California, N.A., as Administrative Agent dated as of October 2, 1997.

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

21.1+ List of Subsidiaries.

 23.1 Independent Auditor's Consent and Report on Schedule (KPMG Peat Marwick
      LLP).

 23.2 Consent of Independent Accountants (Price Waterhouse)

24.1+ Power of Attorney.

------------------------

*   This item is a compensatory plan or management contract.

+   Previously filed.

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

                                AXIOHM TRANSACTION SOLUTIONS, INC.

                                By:             /s/ WALTER S. SOBON
                                     -----------------------------------------
                                                  Walter S. Sobon
                                              CHIEF FINANCIAL OFFICER
Date: April 15, 1998

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Co-Chairman of the Board
      /s/ PATRICK DUPUY*          and Co-Chief Executive
------------------------------    Officer (Co-Principal       April 15, 1998
        Patrick Dupuy             Executive Officer)

                                Co-Chairman of the Board
      /s/ GILLES GIBIER*          and Co-Chief Executive
------------------------------    Officer (Co-Principal       April 15, 1998
        Gilles Gibier             Executive Officer)

     /s/ WALTER S. SOBON
------------------------------  Chief Financial Officer       April 15, 1998
       Walter S. Sobon

     /s/ JANET W. SHANKS*
------------------------------  Corporate Controller          April 15, 1998
       Janet W. Shanks

   /s/ NICOLAS DOURASSOFF*
------------------------------  Director                      April 15, 1998
      Nicolas Dourassoff

    /s/ WILLIAM H. GIBBS*
------------------------------  Director                      April 15, 1998
       William H. Gibbs

     /s/ BRUCE G. KLAAS*
------------------------------  Director                      April 15, 1998
        Bruce G. Klaas

       /s/ DON M. LYLE*
------------------------------  Director                      April 15, 1998
         Don M. Lyle

*By:     /s/ WALTER S. SOBON
      -------------------------
           Walter S. Sobon
          ATTORNEY-IN-FACT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Axiohm Transaction Solutions, Inc.:

    We have audited the accompanying consolidated balance sheet of Axiohm Transaction Solutions, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiohm Transaction Solutions, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

San Diego, California
March 19, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Axiohm S.A.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Axiohm S.A. (the "Company") and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with United States generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with United States generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Axiohm S.A. and its subsidiaries for any period subsequent to December 31, 1996.

/s/ PRICE WATERHOUSE

Paris, France
September 12, 1997, except as to note 19, which is as of January 9, 1998

                       AXIOHM TRANSACTION SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
                                                 ASSETS (NOTE 6)
Current assets:
  Cash and cash equivalents.......................................................  $    3,877,000  $   1,839,000
  Restricted cash (notes 2 and 16)................................................       8,594,000       --
  Accounts receivable, net of allowance for doubtful accounts of $205,000 in 1997
    and $138,000 in 1996..........................................................      30,515,000     10,552,000
  Inventories.....................................................................      30,103,000     13,900,000
  Deferred tax asset (note 14)....................................................       8,751,000        483,000
  Loans to related party..........................................................        --            1,832,000
  Other current assets............................................................       2,264,000        971,000
                                                                                    --------------  -------------
      Total current assets........................................................      84,104,000     29,577,000
  Property, plant and equipment, net (note 4).....................................      21,535,000     11,235,000
  Intangible assets, net (notes 2 and 5)..........................................      92,371,000      2,606,000
  Other assets....................................................................       6,034,000        560,000
                                                                                    --------------  -------------
      Total assets................................................................  $  204,044,000  $  43,978,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................................  $   17,351,000  $   7,480,000
  Current portion of long-term debt (notes 6 and 15)..............................       5,948,000      1,406,000
  Current portion of government grant obligations.................................         649,000        916,000
  Accrued payroll, payroll taxes, and benefits....................................       6,194,000      2,501,000
  Accrued expenses................................................................       4,645,000        718,000
  Income taxes payable (note 14)..................................................       1,937,000        500,000
  Deferred revenue................................................................       2,056,000       --
  Rabbi trust (note 2)............................................................       8,594,000       --
  Other current liabilities.......................................................       4,481,000      1,984,000
                                                                                    --------------  -------------
      Total current liabilities...................................................      51,855,000     15,505,000
Long-term debt (notes 6 and 15)...................................................     165,564,000      6,364,000
Government grant obligations......................................................       1,569,000      1,846,000
Deferred tax liability (note 14)..................................................         131,000      1,557,000
Other long term-liabilities (note 8)..............................................       3,006,000      2,273,000
                                                                                    --------------  -------------
      Total liabilities...........................................................  $  222,125,000  $  27,545,000
                                                                                    --------------  -------------
Commitments and contingencies (notes 2, 6 and 7 ).................................        --             --

Shareholders' equity (deficit):
  Preferred shares, no par value
    Authorized: 1,000,000 shares; none issued.....................................  $     --        $    --
  Common shares:
    Common stock, no par value, authorized: 28,500,000 shares; issued and
      outstanding: 6,512,873 shares in 1997 and 1996..............................      23,852,000      4,167,000
    Foreign currency translation adjustment.......................................        (658,000)       117,000
    Retained earnings (accumulated deficit).......................................     (41,275,000)    12,149,000
                                                                                    --------------  -------------
      Total shareholders' equity (deficit)........................................     (18,081,000)    16,433,000
                                                                                    --------------  -------------
      Total liabilities and shareholders' equity..................................  $  204,044,000  $  43,978,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

          See accompanying notes to consolidated financial statements.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1997           1996           1995
                                                                     --------------  -------------  -------------
Net sales..........................................................  $  153,748,000  $  95,302,000  $  72,155,000
Cost of net sales..................................................     102,600,000     66,390,000     52,202,000
                                                                     --------------  -------------  -------------
Gross margin.......................................................      51,148,000     28,912,000     19,953,000

Operating expenses:
  Selling, general, and administrative.............................      19,139,000     11,013,000      9,200,000
  Research and development.........................................      10,033,000      6,648,000      5,836,000
  In-process technology (note 2)...................................      34,236,000       --             --
  Amortization of intangible assets (note 2).......................      11,474,000        200,000        161,000
                                                                     --------------  -------------  -------------
Total operating expenses...........................................      74,882,000     17,861,000     15,197,000
                                                                     --------------  -------------  -------------
Income (loss) from operations......................................     (23,734,000)    11,051,000      4,756,000
Interest and other income (note 13)................................         585,000      1,191,000        158,000
Interest expense...................................................     (10,525,000)    (1,032,000)    (1,889,000)
                                                                     --------------  -------------  -------------
Income (loss) before income taxes..................................     (33,674,000)    11,210,000      3,025,000
Income taxes (note 14).............................................       5,784,000      4,406,000      1,095,000
                                                                     --------------  -------------  -------------
Net income (loss)..................................................  $  (39,458,000) $   6,804,000  $   1,930,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Basic:  Net income (loss) per share................................  $        (6.06) $        1.08  $        0.32
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
       Shares used in per share calculation........................       6,513,000      6,276,000      6,016,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Diluted: Net income (loss) per share...............................  $        (6.06) $        1.08  $        0.32
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
       Shares used in per share calculation........................       6,513,000      6,300,000      6,016,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                            TOTAL
                                           COMMON STOCK         FOREIGN CURRENCY   RETAINED EARNINGS    SHAREHOLDERS'
                                     -------------------------    TRANSLATION         (ACCUMULATED          EQUITY
                                       SHARES       AMOUNT         ADJUSTMENT           DEFICIT)          (DEFICIT)
                                     ----------  -------------  ----------------  --------------------  --------------
Balance, December 31, 1994.........   6,015,780  $     682,000    $    116,000      $      3,504,000     $  4,302,000
Net income.........................      --           --               --                  1,930,000        1,930,000
Foreign currency translation
  adjustment.......................      --           --              (255,000)            --                (255,000)
                                     ----------  -------------  ----------------  --------------------  --------------
Balance, December 31, 1995.........   6,015,780  $     682,000    $   (139,000)     $      5,434,000     $  5,977,000
Stock issuance.....................     497,093      3,846,000         --                  --               3,846,000
Stock issuance costs...............      --            (39,000)        --                  --                 (39,000)
Allocation to restricted reserves..      --           (322,000)        --                    322,000          --
Dividends..........................      --           --               --                   (411,000)        (411,000)
Net income.........................      --           --               --                  6,804,000        6,804,000
Foreign currency translation
  adjustment.......................      --           --               256,000             --                 256,000
                                     ----------  -------------  ----------------  --------------------  --------------
Balance, December 31, 1996.........   6,512,873  $   4,167,000    $    117,000      $     12,149,000     $ 16,433,000
FAIR VALUE OF DH NON-TENDERED
  SHARES (NOTE 2)..................      --         19,243,000         --                  --              19,243,000
STOCK OPTION COMPENSATION
  EXPENSE..........................      --            442,000         --                  --                 442,000
DIVIDENDS..........................      --           --               --                (13,966,000)     (13,966,000)
NET LOSS...........................      --           --               --                (39,458,000)     (39,458,000)
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT.......................      --           --              (775,000)            --                (775,000)
                                     ----------  -------------  ----------------  --------------------  --------------
BALANCE, DECEMBER 31, 1997.........   6,512,873  $  23,852,000    $   (658,000)     $    (41,275,000)    $(18,081,000)
                                     ----------  -------------  ----------------  --------------------  --------------
                                     ----------  -------------  ----------------  --------------------  --------------

          See accompanying notes to consolidated financial statements

                       AXIOHM TRANSACTION SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                                1997         1996        1995
                                                                            ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................  $(39,458,000) $6,804,000  $1,930,000
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    In process technology.................................................    34,236,000      --          --
    Depreciation and amortization.........................................    19,529,000   2,921,000   2,696,000
    Provision for deferred income taxes...................................    (2,020,000)    458,000    (155,000)
    Provision for long-term liabilities...................................       843,000     461,000     184,000
    Non cash compensation charge..........................................       442,000      --          --
    Other.................................................................      (146,000)    213,000      36,000
  Changes in assets and liabilities, excluding effect of acquisitions:
    Accounts receivable...................................................    (7,262,000) (2,215,000) (4,659,000)
    Inventories...........................................................    (3,533,000)   (736,000)   (856,000)
    Other current assets..................................................     3,941,000    (517,000)   (248,000)
    Accounts payable......................................................     3,778,000   2,700,000     160,000
    Accrued payroll, payroll taxes, and benefits..........................       997,000     329,000     300,000
    Accrued expenses......................................................     3,298,000     187,000     240,000
    Income taxes payable..................................................       992,000     618,000     678,000
    Deferred revenue......................................................       823,000    (107,000)   (130,000)
    Other current liabilities.............................................      (182,000)    621,000     831,000
                                                                            ------------  ----------  ----------
      Net cash provided by operating activities...........................  $ 16,278,000  $11,737,000 $1,007,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition purchases, net of cash acquired.................  $(147,995,000) $   --     $   --
  Additional purchase price for IPB.......................................      (552,000)     --          --
  Capital expenditures....................................................    (5,960,000) (3,056,000) (2,955,000)
  Proceeds from sale of property, plant and equipment.....................        16,000      71,000      53,000
  Other...................................................................       (38,000)    (12,000)   (123,000)
                                                                            ------------  ----------  ----------
      Net cash used in investing activities...............................  $(154,529,000) $(2,997,000) $(3,025,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft..........................................................  $    --       $ (545,000) $  409,000
  Net borrowings under lines of credit....................................    (1,127,000)   (128,000)    953,000
  Proceeds from long-term debt and merger financing.......................   172,000,000      --       2,600,000
  Principal repayment under long-term debt................................    (9,198,000) (8,565,000) (5,028,000)
  Proceeds from government grant obligations..............................       550,000     338,000   2,204,000
  Repayment under government grant obligations............................      (612,000)   (308,000)   (196,000)
  Debt issuance costs.....................................................    (8,137,000)     --          --
  Payment of dividends....................................................   (13,966,000)   (411,000)     --
  Proceeds from stock issuance, net of issuance costs.....................       --        3,807,000      --
  Net loans to related parties............................................     1,713,000  (1,851,000)     --
                                                                            ------------  ----------  ----------
      Net cash provided by (used in) financing activities.................  $141,223,000  $(7,663,000) $  942,000

Effect of exchange rate changes on cash...................................      (934,000)    126,000     216,000
Net increase (decrease) in cash and cash equivalents......................  $  2,038,000  $1,203,000  $ (860,000)
Cash and cash equivalents at beginning of year............................     1,839,000     636,000   1,496,000
                                                                            ------------  ----------  ----------
      Cash and cash equivalents at end of year............................  $  3,877,000  $1,839,000  $  636,000
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
  Interest................................................................  $  7,253,000  $  845,000  $1,649,000
  Income taxes............................................................     4,705,000   3,245,000     604,000
NON-CASH INVESTING ACTIVITY:
  Fair market value of assets acquired....................................  $148,364,000  $   --      $   --
  In-process technology...................................................    34,236,000      --          --
  Liabilities assumed.....................................................   (15,363,000)     --          --
  Non-tendered shares.....................................................   (19,242,000)     --          --
                                                                            ------------  ----------  ----------
  Cash paid, net of cash acquired.........................................  $147,995,000  $   --      $   --
OTHER NON-CASH TRANSACTIONS:
  Capital lease obligation................................................  $    --       $  163,000  $1,750,000
  Accrual for contingent purchase price consideration.....................       952,000     552,000      --
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Axiohm Transaction Solutions, Inc. ("Axiohm") is a designer, manufacturer and marketer of transaction printers and printer components utilizing thermal, magnetic and impact technologies. The Company's transaction printer products are used in retail, financial and commercial transactions to provide transaction records such as receipts, tickets, register journals, checks and other documents. In addition, to transaction printers, the Company also designs, manufactures and markets: (i) card readers, which, similar to transaction printers, are an integral part of transaction activity; and (ii) bar code printers and related consumable supplies, which are used for automatic identification and data collection systems. The Company operates on a worldwide basis with significant activities in North America and Europe. The Company sells its products to OEMs, VARs, distributors and end-users.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The financial statements of Axiohm include the accounts of its wholly owned subsidiaries in the United States, France, Mexico, the United Kingdom, Australia, Hong Kong and Japan. All intercompany accounts and transactions have been eliminated.

    On August 21, 1997, pursuant to an Agreement and Plan of Merger dated as of July 14, 1997 (the "Agreement of Merger"), AX Acquisition Corporation ("AX" or the "Purchaser"), an indirect wholly-owned subsidiary of Axiohm S.A., acquired approximately 88%, or 7,000,000 shares, of the outstanding Common Stock of DH Technology, Inc. ("DH") through a public tender offer to the shareholders of DH at a price of $25 per share (the "Tender Offer").

    On October 2, 1997, pursuant to the Agreement of Merger, AX acquired 100% of the outstanding Common Stock of Axiohm S.A. in exchange for 5,518,524 shares of Common Stock of DH and $12.2 million in cash (the "Share Exchange Offer"). Simultaneous with the Share Exchange Offer, DH purchased all of the outstanding shares of AX in exchange for the assumption of approximately $190 million of debt (the "Acquisition Financing") incurred by AX to finance the Tender Offer. Immediately after the Share Exchange Offer, AX was merged with and into DH (the "Merger"), the surviving legal entity, and the company changed its name from "DH Technology, Inc." to "Axiohm Transaction Solutions, Inc." (the "Company"). Immediately after the Merger, approximately 85% of DH's outstanding Common Stock was held by the former shareholders of Axiohm S.A. and 15% was held by the former public shareholders of DH.

    The Tender Offer, the Share Exchange Offer and the Merger (collectively the "Acquisition") have been accounted for in a manner similar to a reverse acquisition, in which Axiohm S.A. was treated as the acquiror for accounting purposes. Accordingly, the historical financial information for periods prior to August 31, 1997 are those of Axiohm S.A. The effective date of the Acquisition and Merger of DH for accounting purposes was August 31, 1997, and, accordingly, the capital structure of the Company has been retroactively restated to reflect the number of shares and options outstanding as a result of the Acquisition. The results of operations for the twelve month period ended December 31, 1997 include the operations of DH after August 31, 1997.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents consist principally of highly liquid investments with a maturity of less than three months at the time of purchase.

INVENTORIES

    Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from one to 40 years. Renewals and replacements which extend the useful life of the fixed asset are capitalized.

GOODWILL AND OTHER INTANGIBLES

    The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally three to fifteen years. The Company periodically assesses the recoverability of goodwill based on a review of projected undiscounted cash flows of the related operating entities.

OTHER ASSETS:

    Other assets consist primarily of debt issuance costs. Amortization of debt issuance costs is recorded as interest expense using the effective interest method over the life of the related debt.

GOVERNMENT GRANTS AND SUBSIDIES

    Grants received from government agencies for the acquisition of property and equipment are netted against the related capital expenditure. Grants for investments in foreign countries are deferred and recognized as a deduction to expenses if and when the conditions for the grant have been satisfied. Subsidies received for employee training are recognized as a deduction to expenses during the period in which the related costs are incurred.

POST RETIREMENT BENEFITS

    Certain employees participate in a defined benefit post-retirement medical plan. The projected benefit obligation relating to such benefits is calculated and recorded in accordance with Statement of Financial Accounting Standards No. 106, ACCOUNTING FOR POST-RETIREMENT BENEFITS (SFAS NO. 106).

STOCK-BASED COMPENSATION

    The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS NO.
123), on January 1, 1996 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of

                       AXIOHM TRANSACTION SOLUTIONS, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years are made using the fair-value based method required by SFAS No. 123.

FOREIGN CURRENCY TRANSLATION

    The accounts of foreign subsidiaries where the local currency is the functional currency are translated at the year end rate for assets and liabilities unless hedged by forward foreign exchange contracts, in which case the rates specified in such forward contracts are used, while income and expenses are translated using the average rate for the year. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included as a separate component of shareholders' equity. Financial results of foreign subsidiaries in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period

FOREIGN CURRENCY HEDGES

    The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. For contracts which do not meet the Company's criteria for hedge accounting, realized and unrealized gain or losses are recognized currently. The Company's hedging activities have not had a material impact on its operations or cash flows. The Company does not use or hold financial instruments for speculative trading purposes. At December 31, 1997 the Company's portfolio consisted of three foreign exchange contracts to sell $3.2 million at an average rate of $1 = FF 5.98.

CONCENTRATION OF CREDIT RISK

    The Company sells products to various customers across several industries throughout the world. Financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable and cash equivalents. The Company performs on-going credit evaluations of its customers financial condition and generally requires no collateral from its customers. The Company has established reserves for potential credit losses.

INTEREST RATE SWAP AGREEMENT

    The Company has entered into a $20,000,000 interest rate swap agreement with a major financial institution with respect to its term debt outstanding under its Credit Agreement (note 6). This swap agreement has the effect of converting certain of the Company's variable rate term debt to fixed rate obligations and expires in November 1999. Net amounts paid or received are accrued on a settlement basis as adjustments to interest expense.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenues related to product sales are recognized upon shipment of products to the customer at which time title and risk of ownership pass. Estimated provisions for product returns and warranty costs are accrued upon revenue recognition. Cash received in advance of revenue recognition is recorded as deferred revenue in the accompanying consolidated balance sheet.

RESEARCH & DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Certain government research grants are repayable in the event that the related research project proves to be successful. If it is determined that the project is unsuccessful and all other conditions of the grant have been satisfied, the Company is not obligated to repay the grants and an offset to expense is recorded at that time.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FAS No. 128), "Earnings Per Share." The Company adopted the provisions of FAS No. 128 in fiscal 1997. FAS No. 128 requires disclosure of earnings per share in both Basic and Diluted format and requires restatement of earnings (loss) per share for all periods presented. Basic earnings per share is computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. For the year ended December 31, 1997 options representing 95,000 shares were not included in the calculation of diluted earnings (loss) per share as their effect would have been antidilutive. For the year ended December 31, 1996 diluted weighted average shares outstanding were increased by 24,000 to reflect the effect of outstanding options.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. These estimates are subjective in nature and involve uncertainties and matters of

                       AXIOHM TRANSACTION SOLUTIONS, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

significant judgment and therefore, cannot be determined with precision. Actual results could differ from estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate fair values due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair values as the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2. ACQUISITIONS

    In December 1994, Axiohm S.A. acquired the transaction printer business of NCR, now known as Axiohm IPB, for $17.1 million. Axiohm S.A. recorded approximately $3.0 million of goodwill in connection with this acquisition, which was accounted for using the purchase method of accounting.

    In March, 1997 DH purchased certain assets and liabilities of the card reader business of American Magnetics Corporation (AMC), for a total consideration of $5.7 million, $4.85 million paid in cash and $322,000 and $478,000 due to American Magnetics in the years 2000 and 2001, respectively. AMC designs, manufactures and markets card reader modules and stand-alone card readers, including both magnetic and chip card products. This acquisition was accounted for under the purchase method.

    On August 21, 1997, Purchaser, an indirect wholly-owned subsidiary of the Company, acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through the Tender Offer to the shareholders of DH, resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of The Company and all of the outstanding shares of capital stock of Dardel, which held the remaining shares of capital stock of the Company. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH, and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. The aggregate purchase price of $209.1 million consisted of cash for DH shares

                       AXIOHM TRANSACTION SOLUTIONS, INC.

2. ACQUISITIONS (CONTINUED)
and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million under the $85.0 Term Loan Facility and the Revolving Credit Facility of up to $35.0 million and (ii) the proceeds of the Offering of $120,000,000 of its Notes, which were exchanged in March 1998 for equivalent notes which have been registered under the Securities Act of 1933. See "Item 1. Business--Recent Acquisition"

    Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. The effective date of the acquisition of DH for accounting purposes was August 31, 1997.

    The aggregate purchase price of $209.1 million was allocated based on the fair values of tangible and intangible assets acquired and consisted of the following:

Cash paid for DH shares.......................................  $175,000,000
Cash paid for DH stock options................................   12,720,000
Transaction costs.............................................    2,142,000
Fair value of DH non-tendered shares(1).......................   19,242,000
                                                                -----------
                                                                $209,104,000
                                                                -----------
                                                                -----------

------------------------

(1) Recorded as an increase to common stock on the accompanying consolidated balance sheet.

    A summary of the purchase price allocation is as follows:

Net tangible assets acquired..................................  $75,391,000
In-process technology.........................................   34,236,000
Acquired technology...........................................   22,910,000
Customer lists................................................    5,100,000
Workforce.....................................................    2,100,000
Goodwill......................................................   69,367,000
                                                                -----------
Total.........................................................  $209,104,000
                                                                -----------
                                                                -----------

    The purchased in-process research and development had not reached technological feasibility, had no alternative future use, and was charged to operations upon acquisition. The Company's initial purchase price allocation assigned a value of $50,831,000 to in-process technology. Based upon information received in the fourth quarter, the Company reallocated $16,595,000 from in-process technology to goodwill. Accordingly, the Company recorded a credit of $16,595,000 to in-process technology expense in the fourth quarter. At the time of the acquisition of DH, the Company began to assess and formulate a plan to achieve purchasing, manufacturing and other synergies. In accordance with EITF Issue 95-3, costs related to such activities of DH could result in additional costs that may be reflected as additional goodwill. Goodwill and other intangibles are being amortized over three years using the straight line method, which is the period estimated to be benefited

    Of the cash paid for the DH stock options, $8.6 million was funded to a Rabbi trust and is reflected on the balance sheet as restricted cash and a corresponding liability at December 31, 1997. Subsequent to year end the two officers who were the beneficiaries of the Rabbi trust were terminated whereby the trust was

                       AXIOHM TRANSACTION SOLUTIONS, INC.

2. ACQUISITIONS (CONTINUED)
liquidated. Accordingly, restricted cash and the corresponding liability are classified as current on the accompanying consolidated balance sheet.

    The acquisition was financed with $120 million of 9.75% Senior Subordinated Notes due 2007 and borrowings under the $85 million New Credit Facility. (Note 6 of the Notes to Consolidated Financial Statements).

    The following unaudited pro forma information has been prepared assuming that the acquisition of DH and the acquisition financing had occurred at the beginning of 1996. Pro forma adjustments include increased amortization for the purchase price in excess of assets acquired; an adjustment to remove the impact of in-process technology of $34,236,000; increased interest expense from the acquisition financing; and related income tax effects. The pro forma information does not reflect any potential cost savings from combining the operations of DH and Axiohm S.A.

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1997            1996
                                                               --------------  --------------
Net sales....................................................  $  212,479,000  $  211,086,000
Net loss.....................................................  $   30,951,000  $   32,011,000
Net loss per share...........................................  $         4.75  $         5.08
Weighted average number of shares outstanding................       6,513,000       6,300,000

    The pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the Acquisition and the acquisition financing been completed at the beginning of the periods presented, or results that may be obtained for any other period.

3. INVENTORIES

    Inventories are comprised of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
Raw materials..................................................  $  20,014,000  $  11,158,000
Work in process................................................      2,328,000        949,000
Finished goods.................................................      7,761,000      1,793,000
                                                                 -------------  -------------
                                                                    30,103,000     13,900,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is comprised of the following:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                      1997           1996
                                                                 --------------  -------------
Land...........................................................  $      935,000  $     755,000
Building & leasehold improvements..............................       8,860,000      5,355,000
Machinery and equipment........................................      11,414,000      8,268,000
Furniture, fixtures, and equipment.............................      11,229,000      4,704,000
                                                                 --------------  -------------
                                                                     32,438,000     19,082,000
Accumulated depreciation and amortization......................     (10,903,000)    (7,847,000)
                                                                 --------------  -------------
                                                                 $   21,535,000  $  11,235,000
                                                                 --------------  -------------
                                                                 --------------  -------------

    Included above are assets under capital leases amounting to $1,672,000 and 1,837,000, net of accumulated amortization of $358,000 and $210,000 at December 31, 1997 and 1996, respectively.

5. INTANGIBLES ASSETS

    Intangible assets are comprised of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                       1997           1996
                                                                  --------------  ------------
Goodwill........................................................  $   73,287,000  $  2,967,000
Acquired technology.............................................      22,910,000       --
Customer lists..................................................       5,100,000       --
Workforce.......................................................       2,100,000       --
Patents and technology rights...................................         703,000       --
Covenants not to compete........................................         950,000       --
                                                                  --------------  ------------
                                                                     105,050,000     2,967,000
Accumulated amortization........................................     (12,679,000)     (361,000)
                                                                  --------------  ------------
                                                                  $   92,371,000  $  2,606,000
                                                                  --------------  ------------
                                                                  --------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

6. LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                          1997           1996
                                                                                     --------------  ------------
9.75% senior subordinated notes with interest due semi-annually in April and
  October, payable in full on October 1, 2007; guaranteed by certain of the
  Company's' subsidiaries..........................................................  $  120,000,000  $    --

Two Tranche amortizing term loan: Tranche A of $35 million due December 31, 2002,
  Tranche B of $15 million due December 31, 2003; secured by all real and personal property of the Company and certain subsidiaries. Interest rates are based on the
  Eurodollar rate plus a margin of between 2.5% and 3.0%...........................      45,750,000       --

Revolving line of credit of $35 million available through October 2, 2002; secured
  on the same basis as the term loan...............................................       2,000,000       --

Notes payable related to acquisitions by DH at rates of 7% to 8%, due in annual
  installments through March 31, 2001..............................................       1,690,000       --

Financing arrangement with a commercial lender at PIBOR plus 1.2% payable in
  quaterly installments through 2009...............................................       1,217,000     1,446,000

Sodecco bank loan at PIBOR plus 1.2% (4.6% at December 31, 1997) payable in full in
  June 2002, secured by equipment..................................................         589,000     1,046,000

7.5% note payable in monthly installments of $9,000 (including interest) with final
  payment due September 1998; secured by equipment.................................          60,000       --

Capital Lease obligation for office equipment and vehicles, interest rates ranging
  from 7.3% to 10.6% per annum, secured by equipment, due between 1998 and 2000....         206,000       236,000

Bank mortgage loan at lender's prime rate plus three quarters (9.50% at December
  31, 1996), paid in full in August 1997...........................................        --           3,868,000

Revolving credit line up to $8,000,000 paid in full in August 1997.................        --           1,174,000
                                                                                     --------------  ------------

                                                                                     $  171,512,000  $  7,770,000

Less current portion...............................................................  $    5,948,000  $  1,406,000
                                                                                     --------------  ------------

Total long-term portion............................................................  $  165,564,000  $  6,364,000
                                                                                     --------------  ------------
                                                                                     --------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

6. LONG-TERM DEBT (CONTINUED)
    Maturities of long-term debt are as follows:

                                                                        CAPITAL      FINANCING     TOTAL LONG-
                                                            DEBT         LEASES    ARRANGEMENTS     TERM DEBT
                                                       --------------  ----------  -------------  --------------
1998.................................................  $    5,802,000  $   99,000   $   117,000   $    6,018,000
1999.................................................       8,385,000      69,000       120,000        8,574,000
2000.................................................       8,254,000      64,000       122,000        8,440,000
2001.................................................       9,721,000      --           125,000        9,846,000
2002.................................................       5,677,000      --           128,000        5,805,000
Thereafter...........................................     132,250,000      --         1,082,000      133,332,000
                                                       --------------  ----------  -------------  --------------
                                                          170,089,000     232,000     1,694,000      172,015,000
  Less imputed interest..............................        --            26,000       477,000          503,000
                                                       --------------  ----------  -------------  --------------
                                                          170,089,000     206,000     1,217,000      171,512,000
  Less current portion...............................       5,802,000      91,000        55,000        5,948,000
                                                       --------------  ----------  -------------  --------------
                                                       $  164,287,000  $  115,000   $ 1,162,000   $  165,564,000
                                                       --------------  ----------  -------------  --------------
                                                       --------------  ----------  -------------  --------------

SENIOR BANK CREDIT FACILITY

    On October 2, 1997, the Company entered into a New Credit Facility with a syndicate of banks (the "Banks"), led by Union Bank and Lehman Brothers which acted as agent. Pursuant to the New Credit Facility, the Banks have extended the Company a two tranche amortizing term loan in the original principal amount of $50 million (the "Term Loan") and established a $35 million revolving line of credit (the "Revolver") available through October 2, 2002. The Term Loan consists of a Tranche A term loan in an aggregate principal amount of $35 million, which has a maturity of five years, and a Tranche B term loan in an aggregate principal amount of $15 million, which has a maturity of six years. The Term Loan and Revolver are secured by a lien on substantially all of the real and personal property of the Company and certain of its subsidiaries and a pledge of capital stock of certain of its subsidiaries (provided that no lien was or will be granted on the assets of Foreign Subsidiaries (as defined) and no capital stock of Foreign Subsidiaries will be pledged to the extent that the granting of such lien or the making of such pledge would result in materially adverse United States federal income tax consequences to the Company or would violate applicable law). The proceeds of the Term Loan and the initial advance under the Revolver were used by the Company to repay principal and accrued interest under the Acquisition Financing. Both the Term Loan and the Revolver have interest rate options including an interest rate based on the Eurodollar Rate plus a margin of between 2.5% to 3%. Such margins will vary depending upon the relationship between the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate total debt outstanding. The Company is required to pay a fee of 0.375% per annum on the unused portion of the Revolver. Under the New Credit Facility, the Company is required to enter into arrangements to provide interest protection for $20 million of this floating rate debt for two years. The New Credit Facility contains various restrictive covenants with which the Company must comply. The more significant covenants relate to: limitations of capital expenditures, established maximum debt to EBITDA ratios, minimum interest coverage ratios, minimum fixed charge ratios, and limitations on indebtedness related to capital leases and certain of the Company's subsidiaries.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

6. LONG-TERM DEBT (CONTINUED)
SENIOR SUBORDINATED NOTES

    On October 2, 1997, the Company completed a private placement (the "Senior Notes Offering") of $120 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes"). The underwriting discount was 2.75% of the principal amount of the Notes purchased (or an aggregate of $3.3 million). The Notes were exchanged in March 1998 for new, substantially identical Notes which have been registered under the Securities Act of 1933, as amended.

    Interest on the Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 1998, until maturity on October 1, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at various premiums to original face value. The Company's payment obligation under the Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries ("the Guarantors"), all of which are directly or indirectly wholly owned by the Company. The proceeds from the sale of the Notes, together with borrowings under the $85 million New Credit Facility (see above) and existing cash were used to repay principal and accrued interest under the acquisition financing.

7. OPERATING LEASES

    Leases that do not meet the criteria for capitalization are classified as operating leases with the related expense charged to operations as incurred. The Company leases manufacturing and office facilities at various locations under operating leases which expire at various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced with comparable leases.

    Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) as of December 31, 1997, are as follows:

                                                                                  YEARS ENDING
                                                                                  DECEMBER 31:
                                                                                  ------------
1998............................................................................   $1,164,000
1999............................................................................    1,022,000
2000............................................................................      931,000
2001............................................................................      810,000
2002............................................................................      651,000
Thereafter......................................................................    2,090,000
                                                                                  ------------
                                                                                   $6,668,000
                                                                                  ------------
                                                                                  ------------

    Total rent expense for operating leases was $1,025,000, $349,000, and $349,000 for 1997, 1996, and 1995, respectively.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

8. EMPLOYEE BENEFIT PLANS

    Other long-term liabilities are comprised of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Post-retirement benefit obligation................................  $  1,527,000  $  1,436,000
Pension and profit sharing obligations--non-US employees..........     1,479,000       837,000
                                                                    ------------  ------------
Total.............................................................  $  3,006,000  $  2,273,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company is currently obligated to provide certain post-retirement medical and life insurance benefits to approximately 100 employees who have met certain requirements as to age (generally 55) and length of service (generally 10 years, which includes a minimum of 5 years after January 1, 1995). The Company accounts for the cost of these benefits in accordance with SFAS No. 106 and funds these costs on a pay-as-you-go basis. The net periodic post-retirement benefit expense for the years ended December 31, 1997, 1996 and 1995 was $91,000, $96,000 and $144,000, respectively. The components of the net periodic post retirement benefits expense for the year ended December 31, 1997 were as follows: Service costs of $185,000, interest cost of $31,000, amortization of unrecognized loss of $50,000, offset by an amortization of prior service cost of $175,000.

    A reconciliation of the funded status of the post-retirement benefit plan at December 31, 1997 and 1996 is as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Accumulated post-retirement benefit obligation:
  Active-not fully eligible.......................................  $    604,000  $    374,000
  Retired.........................................................        78,000        66,000
                                                                    ------------  ------------
    Total.........................................................       682,000       440,000
Unrecognized prior service cost...................................     1,515,000     1,690,000
Unrecognized net loss.............................................      (670,000)     (694,000)
                                                                    ------------  ------------
Accrued post-retirement benefit obligation........................  $  1,527,000  $  1,436,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    Significant assumptions employed in this valuation include a discount rate of 7.50% at December 31, 1997, and 1996. The pre-Medicare eligible healthcare cost trend rate is 7.0% for 1998 (6.0% for post-Medicare) declining by one percent each year through the year 2000, after which a rate of 5.0% is utilized for each year. The annual costs of post-retirement benefits are based on assumed discount rates set to reflect market conditions. If the healthcare cost trend rate was increased by one percentage point, the net post-retirement benefit expense for the year ended December 31, 1997, 1996 and 1995 and the accumulated post-retirement benefit obligation, as of December 31, 1996 and 1997 would not increase by a material amount.

    Certain non-US employees participate in a statutory profit sharing plan. The amounts owed to the employees under the profit sharing plan are based on a formula prescribed by law. The liability for profit sharing was $1,194,000 and $552,000 at December 31, 1997 and 1996, respectively.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company has recorded a liability amounting to $285,000 as of December 31, 1997 and 1996, which represents the actuarially determined pension liability for lump sum payments due to certain non-US employees at normal retirement age.

    The Company sponsors an employee savings plan for certain U.S. employees which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Company also provides certain defined pension benefits (based on years of service) to certain categories of employees. The Company's obligations under these plans for 1995, 1996 and 1997 were not material to the Consolidated Financial Statements.

9. STOCK OPTION PLANS

    In September 1997, in connection with the Acquisition, the Company assumed the DH Technology, Inc. 1992 Stock Plan (the "1992 Plan") and the Director Warrant Plan. Under the 1992 Plan, the Board of Directors may grant incentive stock options to purchase common stock at prices which are not less than fair market value at the date of grant and non-qualified stock options at prices which are to be determined by the Compensation Committee of the Board of Directors. Stock options generally become exercisable in four equal annual installments commencing one year from the date of grant and expire within either five or eight years from the date of grant. There is a 1,050,000 share limit on the number of options and stock appreciation rights (SARs) that may be granted under the plan to an employee in any fiscal year.

    The Company has a Director Warrant Plan (the "Warrant Plan"), however, all warrants outstanding under the Warrant Plan were purchased from the directors in connection with the Acquisition. The Company intends to terminate the Warrant Plan in 1998.

    In September 1997, in connection with the Acquisition an officer of the Company was granted options to purchase 231,118 shares of the Company's Common Stock at an exercise price of $7.15 per share to replace stock options that were granted in 1996 and subsequently canceled in connection with the Acquisition. The fair market value of the Company's common stock was $17 per share on the date of grant, resulting in compensation expense totaling $2,277,000. The Company's Consolidated Statement of Operations for the year ended December 31, 1997 includes a $442,000 charge related to the options that vested in 1997.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

9. STOCK OPTION PLANS (CONTINUED)
    Information with respect to activity under the plans is set forth below:

                                               NUMBER OF       NUMBER OF                   WEIGHTED
                                            OPTIONS/WARRANTS   OPTIONS/                     AVERAGE
                                             AVAILABLE FOR     WARRANTS      PRICE PER     EXERCISE     AGGREGATE
                                                 GRANT        OUTSTANDING      SHARE         PRICE        PRICE
                                            ----------------  -----------  -------------  -----------  ------------
Balance--December 31, 1995................         --             --            --            --            --
Options authorized........................        250,605         --            --            --            --
Options/Warrants granted..................       (250,605)       250,605       $6.54       $    6.54      1,638,957
Options/Warrants canceled.................         --             --            --            --            --
Options/Warrants exercised................         --             --            --            --            --
                                                 --------     -----------  -------------  -----------  ------------
Balance--December 31, 1996................         --            250,605       6.54             6.54      1,638,957
Options authorized........................        231,118         --            --            --            --
Options/Warrants granted..................       (231,118)       231,118       7.15             7.15      1,652,494
Options acquired in the Acquisition.......        421,271        514,160    11.17-23.75        16.25      8,356,260
Options/Warrants canceled.................          9,750       (260,355)   6.54-23.50          6.95     (1,810,752)
Options/Warrants exercised................         --             --            --            --            --
                                                 --------     -----------  -------------  -----------  ------------
Balance--December 31, 1997................        431,021        735,528    $7.15-23.75    $   13.37   $  9,836,959
                                                 --------     -----------  -------------  -----------  ------------
                                                 --------     -----------  -------------  -----------  ------------

    Information with respect to options outstanding and exercisable by exercise price range at December 31, 1997 follows:

                          OUTSTANDING                                    EXERCISABLE
----------------------------------------------------------------  --------------------------
                                                     WEIGHTED                    WEIGHTED
                               WEIGHTED AVERAGE       AVERAGE                     AVERAGE
   RANGE OF        OPTIONS         REMAINING         EXERCISE       OPTIONS      EXERCISE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE        PRICE      EXERCISABLE      PRICE
---------------  -----------  -------------------  -------------  -----------  -------------
     $7.15          231,118              8.0         $    7.15        46,223     $    7.15
 $11.01-$15.00       68,316              5.0         $   12.77         9,375     $   11.17
 $15.01-$18.00      304,167              7.1         $   15.62        16,666     $   15.50
 $18.01-$20.00      112,427              5.6         $   18.67        10,050     $   18.67
 $20.01-$23.75       19,500              6.6         $   23.75         4,875     $   23.75

    At December 31, 1996, the number of options exercisable was 50,121, and the weighted-average exercise price of those options and warrants was $6.54.

    The per share weighted-average fair value of stock options and warrants granted during 1997 and 1996 was $15.34 and $14.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0.0%, risk-free interest rate of 6.50%, stock volatility rate of 68.44%, and an expected life of 8 years; 1996--expected dividend yield 0.0%, risk-free interest rate of 6.50, stock volatility rate of 48.50%, and an expected life 8 years.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

9. STOCK OPTION PLANS (CONTINUED)

    The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, other than the 231,118 options issued in connection with the Acquisition, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

DECEMBER 31,                                                          1997           1996
----------------------------                                     --------------  ------------
Net income (loss)             As reported......................  $  (39,458,000) $  6,804,000
                              Pro forma........................  $  (39,888,000) $  6,455,000
Earnings (loss) per share     As reported......................  $        (6.06) $       1.08
                              Pro forma........................  $        (6.12) $       1.03

    Pro forma net income (loss) reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1996 is not considered.

10. GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

    The Company operates in one industry segment: the design, manufacture, and distribution of transaction printers and mechanisms, impact printheads, bar code printers, and related services and supplies, such as labels and ribbons.

    Export revenue amounted to $45,424,000, $10,580,000, and $2,789,000, in
1997, 1996, and 1995, respectively, or 30% of total revenue in 1997, 11% of total revenue in 1996, and 4% of total revenue in 1995.

    Revenues to one customer amounted to $54,079,000, $49,502,000, and $46,278,000, in 1997, 1996, 1995, respectively, or 35% of total revenue in 1997,
52% of total revenue in 1996, and 64% of total revenue in 1995. At December 31, 1997 and 1996, accounts receivables from this customer were $4,448,000 and $2,860,000, respectively. All amounts are due within one year.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

10. GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION (CONTINUED)
    Information about the Company's operations by geographic location is shown below:

                                                   TRANSFERS
                                   SALES TO         BETWEEN
                                 UNAFFILIATED     GEOGRAPHIC                       OPERATING      IDENTIFIABLE
                                  CUSTOMERS          AREAS       TOTAL REVENUES  PROFITS/(LOSS)      ASSETS
                                --------------  ---------------  --------------  --------------  --------------
1997
North America.................  $  132,503,000   $   2,400,000   $  134,903,000  $  (30,469,000) $  195,959,000
Europe........................      18,187,000      29,280,000       47,467,000       9,520,000     159,327,000
Pacific Rim...................       3,058,000       2,330,000        5,388,000        (207,000)      3,817,000
Eliminations..................        --           (34,010,000)     (34,010,000)     (2,578,000)   (155,059,000)
                                --------------  ---------------  --------------  --------------  --------------
Total.........................  $  153,748,000        --            153,748,000  $  (23,734,000) $  204,044,000
                                --------------  ---------------  --------------  --------------  --------------
                                --------------  ---------------  --------------  --------------  --------------

1996
North America.................  $   73,625,000        --             73,625,000  $    7,613,000  $   28,640,000
Europe........................      20,367,000      17,335,000       37,702,000       4,075,000      25,732,000
Pacific Rim...................       1,310,000        --              1,310,000        (445,000)        599,000
Eliminations..................        --           (17,335,000)     (17,335,000)       (192,000)    (10,993,000)
                                --------------  ---------------  --------------  --------------  --------------
Total.........................  $   95,302,000        --             95,302,000  $   11,051,000  $   43,978,000
                                --------------  ---------------  --------------  --------------  --------------
                                --------------  ---------------  --------------  --------------  --------------

1995
North America.................  $   54,099,000        --             54,099,000  $    5,540,000  $   26,184,000
Europe........................      17,317,000       8,716,000       26,033,000          68,000      24,089,000
Pacific Rim...................         739,000        --                739,000        (528,000)        318,000
Eliminations                          --            (8,716,000)      (8,716,000)       (324,000)    (10,407,000)
                                --------------  ---------------  --------------  --------------  --------------
Total.........................  $   72,155,000        --             72,155,000  $    4,756,000  $   40,184,000
                                --------------  ---------------  --------------  --------------  --------------
                                --------------  ---------------  --------------  --------------  --------------

11. SHAREHOLDERS' EQUITY

    On June 24, 1996, the Company received net proceeds of $3.8 million from a private placement of 497,093 shares of Common Stock to an employee of the Company and two institutional investors.

    On June 24, 1996, the Company declared a cash dividend of $0.4 million on Common Stock which was paid to shareholders of record on June 24, 1996.

    On May 14, 1997, the Company declared a cash dividend of $1.8 million on Common Stock which was paid to shareholders of record on May 14, 1997. In connection with the Share Exchange Offer in October 1997, $12.2 million in cash was paid to the shareholders of the Company and has been reflected as dividends in the accompanying consolidated financial statements.

    The Company has authorized 1,000,000 shares of no par preferred stock and 28,500,000 shares of no par common stock. The terms and conditions of the preferred stock, of which no shares have been issued, are set by the Board of Directors of the Company.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

12. RELATED PARTIES

    RELATED PARTY TRANSACTIONS

    The Company purchased from Dardel Technologies, services including insurance coverage, telecommunications, legal and management assistance and office management services. These services amounted to $683,000, $991,000 and $995,000 in the first six months of 1997, and in fiscal years 1996 and 1995, respectively. In addition, Dardel Technologies sub-leases to Axiohm S.A. office space that it leases from a company owned by three directors of Axiohm S.A.R.L. These sub-lease payments to Dardel Technologies amounted to $216,000 in the first six months of 1997 and $279,000, $291,000 in 1996, and 1995, respectively. For the year ended December 31, 1997 the Company paid $132,000 for rent and $247,000 for services rendered by SNC La Noire. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.

    Axiohm provided selling and commercial services to Enerdis S.A., a subsidiary of Dardel Technologies for an amount of $132,000 and $93,000 in the years ended December 31, 1996 and 1995, respectively. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.

    In 1996 and 1995, Axiohm participated in a cash pooling agreement with Dardel Technologies allowing it to borrow or loan cash as considered necessary. At December 31, 1996, Axiohm S.A. had an outstanding loan with Dardel Technologies amounting to $1,832,000, and bearing interest at 6.42% which was recorded in other current assets. This loan was reimbursed in April 1997 and the cash pooling agreement has been subsequently terminated. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.

13. SUPPLEMENTARY INCOME STATEMENT DISCLOSURE

    OTHER INCOME:

    The Company recorded insurance proceeds of $1.0 million in compensation for the loss of revenue and commercial damage as other income in 1996.

14. INCOME TAXES

    Components of income (loss) before income taxes are as follows:

                                                      1997           1996           1995
                                                 --------------  -------------  -------------
United States..................................  $  (41,884,000) $   6,934,000  $   4,596,000
Foreign........................................       8,210,000      4,276,000     (1,571,000)
                                                 --------------  -------------  -------------
                                                 $  (33,674,000) $  11,210,000  $   3,025,000
                                                 --------------  -------------  -------------
                                                 --------------  -------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

14. INCOME TAXES (CONTINUED)
    The Company's income taxes consist of the following:

                                                         1997           1996          1995
                                                     -------------  ------------  ------------
Current income taxes:
  Federal..........................................  $   3,100,000  $  2,396,000  $  1,403,000
  State............................................        670,000       393,000       206,000
  Foreign..........................................      3,794,000     1,159,000      (359,000)
Deferred income taxes..............................     (1,782,000)      458,000      (155,000)
                                                     -------------  ------------  ------------
Total income taxes.................................  $   5,782,000  $  4,406,000  $  1,095,000
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------

    The following table summarizes the difference between the effective income tax rate and the amount computed by applying the U.S. federal income tax rate of 34% in 1997, and French statutory rate of 36.7% in 1996 and 1995 to income
(loss) before income taxes:

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Statutory federal income tax rate..................................      (34.0%)      36.7%      36.7%
Effect of tax rate in foreign jurisdictions........................        1.9%       1.1%    --
Valuation allowance on foreign entities losscarry forward..........        0.5%    --            1.7%
Tax research credit................................................       (0.6%)    --         (11.9%)
Effect of permanent differences....................................       46.3%    --         --
Effect of internal capital gains...................................        0.6%    --         --
Effect of tax rate change..........................................        0.5%    --            2.8%
Incremental tax on foreign branch income...........................        0.8%    --         --
State taxes net of federal.........................................        1.0%    --         --
Non utilized foreign entity loss...................................     --            1.7%       6.8%
Other, net.........................................................        0.2%      (0.2%)       0.1%
                                                                     ---------        ---  ---------
EFFECTIVE INCOME TAX RATE..........................................       17.2%      39.3%      36.2%
                                                                     ---------        ---  ---------
                                                                     ---------        ---  ---------

    The effect of permanent differences related primarily to non-deductible amortization of intangible assets and in-process technology.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

14. INCOME TAXES (CONTINUED)
    The tax effects of significant temporary differences which comprise deferred tax assets and liabilities consist of the following:

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Deferred tax assets:
  Allowance for doubtful accounts...................................................  $     453,000  $    --
  Inventory.........................................................................      2,739,000       --
  Depreciation and amortization.....................................................      1,335,000       --
  Self insurance....................................................................        105,000       --
  Accrued warranty..................................................................        426,000       --
  Accrued payroll...................................................................        695,000       --
  Post-retirement benefit obligation................................................        795,000        677,000
  Profit sharing....................................................................        339,000        143,000
  Investment grants.................................................................        464,000        504,000
  Stock options.....................................................................      3,265,000       --
  Operating loss carry forwards.....................................................        186,000        388,000
  Other.............................................................................        219,000        577,000
                                                                                      -------------  -------------
    Gross deferred tax assets.......................................................     11,021,000      2,289,000
    Deferred tax valuation allowance................................................       (154,000)      (388,000)
                                                                                      -------------  -------------
                                                                                         10,867,000      1,901,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Deferred tax liabilities:
  Long-term tax investment..........................................................      1,516,000      1,603,000
  Depreciation and amortization.....................................................       --            1,046,000
  Allowance for long-term receivable................................................        538,000        304,000
  Capital gains.....................................................................        193,000       --
  Other.............................................................................       --               22,000
                                                                                      -------------  -------------
    Total deferred tax liabilities..................................................      2,247,000      2,975,000
                                                                                      -------------  -------------
Net deferred tax asset (liability)..................................................  $   8,620,000  $  (1,074,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Reflected on the accompanying consolidated balance sheet as:
  Current deferred tax asset, net...................................................  $   8,751,000  $     483,000
  Non current deferred tax liability, net...........................................       (131,000)    (1,557,000)
                                                                                      -------------  -------------
Net deferred tax asset (liability)..................................................  $   8,620,000  $  (1,074,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $154,000 and $388,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $234,000 and an increase of $128,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management

                       AXIOHM TRANSACTION SOLUTIONS, INC.

14. INCOME TAXES (CONTINUED)
believes that it is more likely than not that future taxable income over the periods which the deferred tax assets are deductible, will be sufficient to realize the benefits of these net deductible differences.

15. GUARANTORS AND FINANCIAL INFORMATION

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

    The condensed consolidating financial information presents condensed financial statements as of December 31, 1997 and for the year ended December 31, 1997 of:

    a) the Company on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

    b) the Guarantor Subsidiaries (Axiohm S.A.R.L., Axiohm Investissements S.A.R.L., Axiohm IPB, Inc., Cognitive L.L.C., Cognitive Solutions, Inc., Dardel Technologies E.U.R.L. and Stadia Colorado Corp.)

    c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), and Axiohm Japan Inc.),

    d) elimination entries necessary to consolidate the parent company and its subsidiaries, and

    e)  the Company on a consolidated basis.

    The condensed consolidating financial information also presents condensed financial statements as of December 31, 1996 and for the years ended December 31, 1996 and 1995 of:

    a) the Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure as of December 31, 1996 (Axiohm S.A.R.L. and Axiohm IPB, Inc., but excluding Dardel Technologies E.U.R.L.),

    b) The Non-Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure as of December 31, 1996, (Axiohm Ltd. (Hong Kong) and Axiohm Japan Inc.),

    c) elimination entries necessary to consolidate such Guarantor and Non-Guarantor Subsidiaries, and

    d)  such Guarantor and Non-Guarantor Subsidiaries on a consolidated basis.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING BALANCE SHEET

                                                                      DECEMBER 31, 1997
                                             -------------------------------------------------------------------
                                                          GUARANTOR   NON-GUARANTOR
                                               PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ----------  -----------  --------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents................  $   13,860   $ (11,528)    $    1,545     $   --        $    3,877
  Restricted cash..........................       8,594      --             --             --             8,594
  Accounts receivable, net.................      10,388      18,969          3,099         (1,941)       30,515
  Inventories..............................       3,611      22,135          4,600           (243)       30,103
  Deferred tax asset.......................       7,278       1,441         --                 32         8,751
  Other current assets.....................      (3,043)      8,755         (3,316)          (132)        2,264
                                             ----------  -----------       -------    ------------  ------------
    Total current assets...................      40,688      39,772          5,928         (2,284)       84,104
Property, plant and equipment, net.........       3,847      15,731          1,957         --            21,535
Intangible assets, net.....................      88,555       3,614            202         --            92,371
Other assets...............................       5,428         831             83           (308)        6,034
Investment in subsidiaries.................      45,030      --             --            (45,030)       --
                                             ----------  -----------       -------    ------------  ------------
    Total assets...........................  $  183,548   $  59,948     $    8,170     $  (47,622)   $  204,044
                                             ----------  -----------       -------    ------------  ------------
                                             ----------  -----------       -------    ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable.........................  $    2,511   $  13,336     $    1,504         --        $   17,351
  Current portion of long-term debt........       5,689         259         --             --             5,948
  Current portion of government grant
    obligations............................      --             649         --             --               649
  Accrued payroll, payroll taxes, and
    benefits...............................         689       5,505         --             --             6,194
  Accrued expenses.........................       1,620       3,309           (284)        --             4,645
  Income tax payable.......................       1,937      --             --             --             1,937
  Deferred revenue.........................         416       1,640         --             --             2,056
  Rabbi Trust..............................       8,594      --             --             --             8,594
  Other current liabilities................       4,481      --             --             --             4,481
  Intercompany.............................      14,259     (14,126)         1,761         (1,894)       --
                                             ----------  -----------       -------    ------------  ------------
    Total current liabilities..............      40,196      10,572          2,981         (1,894)       51,855
Long-term debt.............................     162,903       2,614             47         --           165,564
Government grant obligations...............      --           1,569         --             --             1,569
Deferred tax liability.....................      (2,168)      2,299         --             --               131
Other long term obligations................      --           3,006         --             --             3,006
                                             ----------  -----------       -------    ------------  ------------
    Total liabilities......................     200,931      20,060          3,028         (1,894)      222,125
Shareholders' equity (deficit)
  Common stock.............................      23,852       4,167            360         (4,527)       23,852
  Foreign currency translation
    adjustment.............................          40        (557)             2           (143)         (658)
  Retained earnings (accumulated
    deficit)...............................     (41,275)     36,278          4,780        (41,058)      (41,275)
                                             ----------  -----------       -------    ------------  ------------
    Total shareholders' equity (deficit)...     (17,383)     39,888          5,142        (45,728)      (18,081)
                                             ----------  -----------       -------    ------------  ------------
  Total liabilities and shareholders'
    equity.................................  $  183,548   $  59,948     $    8,170     $  (47,622)   $  204,044
                                             ----------  -----------       -------    ------------  ------------
                                             ----------  -----------       -------    ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             DECEMBER 31, 1996
                                                          --------------------------------------------------------
                                                          GUARANTORS   NON GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                          -----------  ---------------  ------------  ------------
ASSETS
Current Assets:
  Cash & cash equivalents...............................   $   1,724      $     115      $   --        $    1,839
  Accounts receivable, net..............................      10,258            294          --            10,552
  Inventories, net......................................      13,811             89          --            13,900
  Other current assets..................................       4,293             59          (1,066)        3,286
                                                          -----------       -------     ------------  ------------
      Total current assets..............................      30,086            557          (1,066)       29,577
Property, plant and equipment, net......................      11,213             22          --            11,235
Other assets, including Goodwill........................       3,454             20            (308)        3,166
                                                          -----------       -------     ------------  ------------
      Total Assets......................................   $  44,753      $     599      $   (1,374)   $   43,978
                                                          -----------       -------     ------------  ------------
                                                          -----------       -------     ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................   $   7,067      $     413      $   --        $    7,480
  Bank overdraft........................................      --             --              --            --
  Current portion of long-term debt.....................       1,389             17          --             1,406
  Current portion of government grant obligations.......         916         --              --               916
  Other current liabilities.............................       5,660          1,109          (1,066)        5,703
                                                          -----------       -------     ------------  ------------
      Total current liabilities.........................      15,032          1,539          (1,066)       15,505

Long-term debt..........................................       6,364         --              --             6,364
Government grant obligations............................       1,846         --              --             1,846
Other long-term liabilities.............................       3,829              1          --             3,830
                                                          -----------       -------     ------------  ------------
      Total Liabilities.................................   $  27,071      $   1,540      $   (1,066)   $   27,545
                                                          -----------       -------     ------------  ------------
Commitments and contingencies                                 --             --              --            --

Shareholders' equity:
  Common Stock..........................................   $   4,167      $     308      $     (308)   $    4,167
  Retained earnings.....................................      13,507         (1,358)         --            12,149
  Foreign currency translation adjustment...............           8            109          --               117
                                                          -----------       -------     ------------  ------------
      Total Shareholders' equity........................      17,682           (941)           (308)       16,433
                                                          -----------       -------     ------------  ------------
Total Liabilities and Shareholders' equity..............   $  44,753      $     599      $   (1,374)   $   43,978
                                                          -----------       -------     ------------  ------------
                                                          -----------       -------     ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 1997
                                              --------------------------------------------------------------------
                                                           GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                              ----------  -----------  ---------------  ------------  ------------
Net sales...................................  $   20,304   $ 129,049      $   9,657      $   (5,262)   $  153,748
Cost of net sales...........................      14,405      85,717          7,715          (5,237)      102,600
                                              ----------  -----------        ------     ------------  ------------
Gross margin................................       5,899      43,332          1,942             (25)       51,148

Operating expenses
  Selling, general, and administrative......       2,527      14,986          1,626          --            19,139
  Research and development..................       1,351       8,525            157          --            10,033
  In-process technology.....................      34,236      --             --              --            34,236
  Intangible amortization...................      11,299         175         --              --            11,474
                                              ----------  -----------        ------     ------------  ------------
Total operating expenses....................      49,413      23,686          1,783          --            74,882
                                              ----------  -----------        ------     ------------  ------------

Income (loss) from operations...............     (43,514)     19,646            159             (25)      (23,734)

Interest and other income...................       1,540         270             57          (1,282)          585

Interest expense............................      (8,749)     (2,980)           (78)          1,282       (10,525)

Equity earnings in subsidiaries.............       9,835      --             --              (9,835)       --
                                              ----------  -----------        ------     ------------  ------------

Income (loss) before income taxes...........     (40,888)     16,936            138          (9,860)      (33,674)

Income taxes................................      (1,430)      7,184             55             (25)        5,784
                                              ----------  -----------        ------     ------------  ------------

Net income (loss)...........................  $  (39,458)  $   9,752      $      83      $   (9,835)   $  (39,458)
                                              ----------  -----------        ------     ------------  ------------
                                              ----------  -----------        ------     ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                        YEAR ENDED DECEMBER 31, 1996
                                                          --------------------------------------------------------
                                                          GUARANTORS   NON GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                          -----------  ---------------  ------------  ------------
Net sales...............................................   $  95,090      $   1,310      $   (1,098)   $   95,302
Cost of net sales.......................................      66,290          1,198          (1,098)       66,390
                                                          -----------       -------     ------------  ------------
Gross margin............................................      28,800            112          --            28,912
Operating expenses
  Selling, general and administrative...................      10,456            557          --            11,013
  Research and development..............................       6,648         --              --             6,648
  Goodwill amortization.................................         200         --              --               200
                                                          -----------       -------     ------------  ------------
Total operating expenses................................      17,304            557          --            17,861
                                                          -----------       -------     ------------  ------------

Income from operations..................................      11,496           (445)         --            11,051

Interest (expense)/income, net..........................        (817)           (57)         --              (874)
Other income............................................       1,033         --              --              1033
                                                          -----------       -------     ------------  ------------
Income before income taxes..............................      11,712           (502)         --            11,210
Provision for income taxes..............................      (4,404)            (2)         --            (4,406)
                                                          -----------       -------     ------------  ------------
Net income..............................................   $   7,308      $    (504)     $   --        $    6,804
                                                          -----------       -------     ------------  ------------
                                                          -----------       -------     ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                        YEAR ENDED DECEMBER 31, 1995
                                                          ---------------------------------------------------------
                                                          GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                          -----------  ---------------  -------------  ------------
Revenue.................................................   $  71,929      $     739       $    (513)    $   72,155
Cost of net sales.......................................      52,220            495            (513)        52,202
                                                          -----------       -------           -----    ------------
Gross margin............................................      19,709            244          --             19,953

Operating expenses:
  Selling, general and administrative...................       8,428            772          --              9,200
  Research and development..............................       5,836         --              --              5,836
  Goodwill amortization.................................         161         --              --                161
                                                          -----------       -------           -----    ------------
Total operating expenses................................      14,425            772          --             15,197
                                                          -----------       -------           -----    ------------

Income (loss) from operations...........................       5,284           (528)         --              4,756

Interest expense, net...................................      (1,709)           (22)         --             (1,731)
Other income/(expense), net.............................          11            (11)         --             --
                                                          -----------       -------           -----    ------------
Income before income taxes..............................       3,586           (561)         --              3,025
Provision for income taxes..............................      (1,095)        --              --             (1,095)
                                                          -----------       -------           -----    ------------
Net income..............................................   $   2,491      $    (561)      $  --         $    1,930
                                                          -----------       -------           -----    ------------
                                                          -----------       -------           -----    ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31, 1997
                                            -----------------------------------------------------------------------
                                                          GUARANTOR   NON-GUARANTOR
                                              PARENT     SUBSIDARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -----------  -----------  --------------  ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating
    activities............................  $     3,395   $  13,730     $     (847)         --          $   16,278
                                            -----------  -----------       -------             ---     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition purchases, net
    of cash acquired......................     (147,995)     --             --              --            (147,995)
  Additional purchase price for IPB.......      --             (552)        --              --                (552)
  Capital expenditures....................         (556)     (5,216)          (188)         --              (5,960)
  Proceeds from sale of property, plant
    and equipment.........................      --               16         --              --                  16
  Other...................................      --                4            (42)         --                 (38)
                                            -----------  -----------       -------             ---     ------------
    Net cash used in investing
      activities..........................     (148,551)     (5,748)          (230)         --            (154,529)
                                            -----------  -----------       -------             ---     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment under line of credit......          149      (1,260)           (16)         --              (1,127)
  Proceeds from merger financing..........      172,000      --             --              --             172,000
  Principal repayment under long-term
    debt..................................       (4,285)     (4,320)          (593)         --              (9,198)
  Proceeds from government grant
    obligations...........................      --              550         --              --                 550
  Repayment under government grant
    obligations...........................      --             (612)        --              --                (612)
  Debt issuance costs.....................       (8,137)     --             --              --              (8,137)
  Payment of dividends....................      (12,198)     (1,768)        --              --             (13,966)
  Merger costs............................        2,023      (2,023)        --              --              --
  Loans to related parties................      --            1,713         --              --               1,713
                                            -----------  -----------       -------             ---     ------------
  Net cash provided by (used in) financing
    activities............................      149,552      (7,720)          (609)         --             141,223
                                            -----------  -----------       -------             ---     ------------
Effect of exchange rates on cash..........         (225)       (666)           (43)         --                (934)
                                            -----------  -----------       -------             ---     ------------
Net increase (decrease) in cash and cash
  equivalents.............................        4,171        (404)        (1,729)         --               2,038
Cash and cash equivalents at beginning of
  year....................................      --            1,724            115          --               1,839
                                            -----------  -----------       -------             ---     ------------
Cash and cash equivalents at end of
  year....................................  $     4,171   $   1,320     $   (1,614)      $  --          $    3,877
                                            -----------  -----------       -------             ---     ------------
                                            -----------  -----------       -------             ---     ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT AS OTHERWISE STATED)

CONDENSED CONSOLIDATING STATEMENT OF CASH-FLOWS

                                                                         YEAR ENDED DECEMBER 31, 1996
                                                          ----------------------------------------------------------
                                                          GUARANTORS    NON GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                          -----------  -----------------  ------------  ------------
NET CASH PROVIDED BY/(USED IN) OPERATING
  ACTIVITIES............................................   $  12,093       $    (356)      $   --        $   11,737
                                                          -----------          -----      ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES...................   $  (2,989)      $      (8)      $   --        $   (2,997)
                                                          -----------          -----      ------------  ------------
Principal repayments under long-term debt...............   $  (8,446)      $  --           $   --        $   (8,446)
Proceeds from stock issuance, net of issuance costs.....       3,807          --               --             3,807
Loans (to)/from related parties.........................      (2,320)            469           --            (1,851)
Other...................................................      (1,173)         --               --            (1,173)
                                                          -----------          -----      ------------  ------------
NET CASH (USED IN)/PROVIDED BY FINANCING
  ACTIVITIES............................................   $  (8,132)      $     469       $   --        $   (7,663)
                                                          -----------          -----      ------------  ------------
Effect of foreign exchange rate changes on cash and cash
  equivalents...........................................   $     126          --               --               126
                                                          -----------          -----      ------------  ------------
Change in cash and cash equivalents.....................   $   1,098       $     105       $   --        $    1,203
Cash and cash equivalents at beginning of year..........         626              10           --               636
                                                          -----------          -----      ------------  ------------
Cash and cash equivalents at end of year................   $   1,724       $     115       $   --        $    1,839
                                                          -----------          -----      ------------  ------------
                                                          -----------          -----      ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH-FLOWS

                                                                         YEAR ENDED DECEMBER 31, 1995
                                                          ----------------------------------------------------------
                                                          GUARANTORS    NON GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                          -----------  -----------------  ------------  ------------
NET CASH PROVIDED BY/(USED IN) OPERATING
  ACTIVITIES............................................   $   1,661       $    (654)      $   --        $    1,007
                                                          -----------          -----      ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES...................   $  (3,015)      $     (10)      $   --        $   (3,025)
                                                          -----------          -----      ------------  ------------
Proceeds from long-term debt............................   $   2,600       $  --           $   --        $    2,600
Principal repayments under long-term debt...............      (5,023)         --               --            (5,023)
Net proceeds from government grants.....................       2,204          --               --             2,204
Loans (to)/from related parties.........................        (650)            650           --            --
Other...................................................       1,161          --               --             1,161
                                                          -----------          -----      ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............   $     292       $     650       $   --        $      942
                                                          -----------          -----      ------------  ------------
Effect of foreign exchange rate changes on cash and cash
  equivalents...........................................   $     216          --               --               216
                                                          -----------          -----      ------------  ------------
Change in cash and cash equivalents.....................   $    (846)      $     (14)      $   --        $     (860)
Cash and cash equivalents at beginning of year..........       1,472              24           --             1,496
                                                          -----------          -----      ------------  ------------
Cash and cash equivalents at end of year................   $     626       $      10       $   --        $      636
                                                          -----------          -----      ------------  ------------
                                                          -----------          -----      ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

    The following condensed consolidating financial information is that of DH on a stand alone basis for periods prior to the Acquisition and presents condensed financial statements as of December 31, 1996 and for the years ended December 31, 1996 and December 31, 1995 and unaudited condensed financial statements as of June 30, 1997 and for the six months ended and June 30, 1997 and June 30, 1996 of:

    a) DH on a parent company only basis (carrying its investments in the subsidiaries under the equity method),

    b) the Guarantor Subsidiaries (Cognitive Solutions, Inc. and Stadia Colorado Corp.,),

    c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty and DH Technologia),

    d) elimination entries necessary to consolidate the parent DH and its subsidiaries, and

    e)  DH on a consolidated basis.

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                                     DECEMBER 31, 1996
                                            --------------------------------------------------------------------
                                                          GUARANTOR   NON-GUARANTOR
                                                DH       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            -----------  -----------  --------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...............  $34,517,000  ($8,603,000)  $  5,029,000            --    $30,943,000
  Short-term investment securities held to
    maturity..............................   13,835,000          --              --            --    13,835,000
  Accounts receivable, net................   10,030,000   2,774,000       3,202,000            --    16,006,000
  Inventories.............................    3,478,000   4,860,000       3,395,000      (151,000)   11,582,000
  Deferred tax asset......................    2,089,000          --              --            --     2,089,000
  Prepaid expenses and other current
    assets................................  (10,429,000) 13,748,000      (2,541,000)       14,000       792,000
                                            -----------  -----------  --------------  ------------  ------------
    Total current assets..................   53,520,000  12,779,000       9,085,000      (137,000)   75,247,000

  Fixed assets, net.......................    4,079,000   2,167,000       2,004,000            --     8,250,000
  Intangible assets, net..................   12,246,000          --         218,000            --    12,464,000
  Deferred tax asset......................      206,000          --              --            --       206,000
  Other assets............................      932,000     (20,000)         26,000            --       938,000
  Investment in subsidiaries..............   21,086,000          --              --   (21,086,000)           --
                                            -----------  -----------  --------------  ------------  ------------
    Total assets..........................  $92,069,000  1$4,926,000   $ 11,333,000   ($21,223,000)  $97,105,000
                                            -----------  -----------  --------------  ------------  ------------
                                            -----------  -----------  --------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................  $ 2,962,000   $ 809,000    $    733,000    $   83,000    $4,587,000
  Current portion of long-term debt.......      486,000      55,000          36,000            --       577,000
  Accrued payroll, payroll taxes, and
    benefits..............................    1,961,000     523,000         146,000            --     2,630,000
  Accrued expenses........................    1,059,000     624,000         365,000       (85,000)    1,963,000
  Income taxes payable....................    1,865,000    (382,000)        923,000            --     2,406,000
  Accrued warranty........................      414,000      44,000          20,000            --       478,000
  Deferred revenue........................      509,000      68,000              --            --       577,000
  Intercompany............................           --          --              --            --            --
                                            -----------  -----------  --------------  ------------  ------------
    Total current liabilities.............    9,256,000   1,741,000       2,223,000        (2,000)   13,218,000
  Long-term debt..........................      966,000       2,000         667,000            --     1,635,000
                                            -----------  -----------  --------------  ------------  ------------
    Total liabilities.....................   10,222,000   1,743,000       2,890,000        (2,000)   14,853,000
                                            -----------  -----------  --------------  ------------  ------------
Shareholders' equity:
Common shares:
  Common stock............................   13,168,000          --          67,000       (67,000)   13,168,000
  Foreign currency translation
    adjustment............................      (12,000)         --         399,000         6,000       393,000
  Retained earnings.......................   68,691,000  13,183,000       7,977,000   (21,160,000)   68,691,000
                                            -----------  -----------  --------------  ------------  ------------
    Total shareholders' equity............   81,847,000  13,183,000       8,443,000   (21,221,000)   82,252,000
                                            -----------  -----------  --------------  ------------  ------------
    Total liabilities and shareholders'
      equity..............................  $92,069,000  1$4,926,000   $ 11,333,000   ($21,223,000)  $97,105,000
                                            -----------  -----------  --------------  ------------  ------------
                                            -----------  -----------  --------------  ------------  ------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

                                                            YEAR ENDED DECEMBER 31, 1996
                                     ---------------------------------------------------------------------------
                                                      GUARANTOR    NON-GUARANTOR
                                          DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                     -------------  -------------  --------------  -------------  --------------
Net sales..........................  $  69,249,000  $  24,673,000   $ 31,413,000   $  (9,551,000) $  115,784,000
Costs and expenses:
  Cost of net sales................     41,728,000     18,445,000     24,239,000      (9,565,000)     74,847,000
  Selling, general, and
    administrative.................      7,524,000      5,239,000      3,234,000              --      15,997,000
  Research and development.........      3,089,000      1,862,000        854,000              --       5,805,000
                                     -------------  -------------  --------------  -------------  --------------
Total costs and expenses...........     52,341,000     25,546,000     28,327,000      (9,565,000)     96,649,000
                                     -------------  -------------  --------------  -------------  --------------
Income (loss) from operations......     16,908,000       (873,000)     3,086,000          14,000      19,135,000

Interest income....................      1,294,000          2,000        195,000              --       1,491,000
Interest expense...................       (152,000)        (5,000)         8,000              --        (149,000)
                                     -------------  -------------  --------------  -------------  --------------
Net interest income (expense)......      1,142,000         (3,000)       203,000              --       1,342,000

Equity earnings in subsidiaries....      1,582,000             --             --      (1,582,000)             --
                                     -------------  -------------  --------------  -------------  --------------
Income before income taxes.........     19,632,000       (876,000)     3,289,000      (1,568,000)     20,477,000

Income taxes.......................      6,605,000       (290,000)     1,135,000              --       7,450,000
                                     -------------  -------------  --------------  -------------  --------------
Net income (loss)..................  $  13,027,000  $    (586,000)  $  2,154,000   $  (1,568,000) $   13,027,000
                                     -------------  -------------  --------------  -------------  --------------
                                     -------------  -------------  --------------  -------------  --------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

                                                      SIX MONTHS ENDED JUNE 30, 1997--UNAUDITED
                                     ---------------------------------------------------------------------------
                                                      GUARANTOR    NON-GUARANTOR
                                          DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                     -------------  -------------  --------------  -------------  --------------
Net sales..........................  $  25,045,000  $  11,908,000   $ 12,193,000   $  (4,493,000) $   44,653,000

Costs and expenses:
  Cost of net sales................     15,658,000      8,543,000      8,884,000      (3,743,000)     29,342,000
  Selling, general and
    administrative.................      4,162,000      2,422,000      1,735,000              --       8,319,000
  Research and development.........      1,683,000        944,000        264,000          42,000       2,933,000
  In process technology, intangible
    assets, acquisition integration
    and other charges..............     11,680,000             --             --              --      11,680,000
                                     -------------  -------------  --------------  -------------  --------------
Total costs and expenses...........     33,183,000     11,909,000     10,883,000      (3,701,000)     52,274,000
                                     -------------  -------------  --------------  -------------  --------------
Income (loss) from operations......     (8,138,000)        (1,000)     1,310,000        (792,000)     (7,621,000)
                                                                                                              --
Interest income....................        710,000          1,000        105,000              --         816,000
Interest expense...................        (58,000)        (1,000)       (22,000)             --         (81,000)
Equity earnings in subsidiaries....        955,000             --             --        (955,000)             --
                                     -------------  -------------  --------------  -------------  --------------
Income (loss) before income
  taxes............................     (6,531,000)        (1,000)     1,393,000      (1,747,000)     (6,886,000)
Income taxes.......................       (431,000)        (2,000)       439,000        (792,000)       (786,000)
                                     -------------  -------------  --------------  -------------  --------------
Net income (loss)..................  $  (6,100,000) $       1,000   $    954,000   $    (955,000) $   (6,100,000)
                                     -------------  -------------  --------------  -------------  --------------
                                     -------------  -------------  --------------  -------------  --------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

                                                      SIX MONTHS ENDED JUNE 30, 1996--UNAUDITED
                                      --------------------------------------------------------------------------
                                                       GUARANTOR    NON-GUARANTOR
                                           DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------  -------------  --------------  -------------  -------------
Net sales...........................  $  35,182,000  $  11,627,000   $ 15,458,000   $  (4,861,000) $  57,406,000

Costs and expenses:
  Cost of net sales.................     22,082,000      8,360,000     11,755,000      (4,756,000)    37,441,000
  Selling, general, and
    administrative..................      3,775,000      2,495,000      1,635,000              --      7,905,000
  Research and development..........      1,441,000        831,000        430,000              --      2,702,000
                                      -------------  -------------  --------------  -------------  -------------
Total costs and expenses............     27,298,000     11,686,000     13,820,000      (4,756,000)    48,048,000
                                      -------------  -------------  --------------  -------------  -------------

Income/(loss) from operations.......      7,884,000        (59,000)     1,638,000        (105,000)     9,358,000

Interest income.....................        604,000         (1,000)       116,000              --        719,000
Interest expense....................       (100,000)        (3,000)        13,000              --        (90,000)

Equity earnings in subsidiaries.....      1,018,000             --             --      (1,018,000)            --
                                      -------------  -------------  --------------  -------------  -------------

Income (loss) before income taxes...      9,406,000        (63,000)     1,767,000      (1,123,000)     9,987,000

Income taxes........................      3,081,000        (36,000)       617,000                      3,662,000
                                      -------------  -------------  --------------  -------------  -------------
Net income (loss)...................  $   6,325,000  $     (27,000)  $  1,150,000   $  (1,123,000) $   6,325,000
                                      -------------  -------------  --------------  -------------  -------------
                                      -------------  -------------  --------------  -------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

                                                        SIX MONTHS ENDED JUNE 30, 1997--UNAUDITED
                                        -------------------------------------------------------------------------
                                                         GUARANTOR    NON-GUARANTOR
                                             DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                        -------------  -------------  --------------  ------------  -------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES:.........................  $   6,023,000  $    (267,000)  $  1,495,000             --  $   7,251,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in short-term
      investment securities held to
      maturity........................      2,675,000             --             --             --      2,675,000
    Payment for acquisition purchases,
      net of cash acquired............     (4,850,000)            --             --             --     (4,850,000)
    Capital expenditures..............       (554,000)      (304,000)       (97,000)            --       (955,000)
                                        -------------  -------------  --------------  ------------  -------------
      Net cash used in investing
        activities....................     (2,729,000)      (304,000)       (97,000)            --     (3,130,000)
                                        -------------  -------------  --------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:              --             --             --             --
    Principal repayments of long-term
      debt............................        (50,000)       (33,000)       (38,000)            --       (121,000)
    Exercise of stock options.........        172,000             --             --             --        172,000
                                        -------------  -------------  --------------  ------------  -------------

      Net cash provided by (used in)
        financing activities..........        122,000        (33,000)       (38,000)            --         51,000
                                        -------------  -------------  --------------  ------------  -------------
Effect of exchange rates on cash......        (66,000)            --       (298,000)            --       (364,000)
                                        -------------  -------------  --------------  ------------  -------------
Net increase (decrease) in cash and
  cash equivalents....................      3,350,000       (604,000)     1,062,000             --      3,808,000
Cash and cash equivalents at beginning
  of period...........................     34,517,000     (8,603,000)     5,029,000             --     30,943,000
                                        -------------  -------------  --------------  ------------  -------------
Cash and cash equivalents at end of
  period..............................  $  37,867,000  $  (9,207,000)  $  6,091,000             --  $  34,751,000
                                        -------------  -------------  --------------  ------------  -------------
                                        -------------  -------------  --------------  ------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

                                                      SIX MONTHS ENDED JUNE 30, 1996--UNAUDITED
                                      --------------------------------------------------------------------------
                                                       GUARANTOR    NON-GUARANTOR
                                           DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------  -------------  --------------  -------------  -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:.......................  $   6,437,000  $    (446,000)  $  2,480,000   $          --  $   8,471,000

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Net increase in short-term
    investment securities held to
    maturity........................     (9,805,000)            --             --              --     (9,805,000)
  Capital expenditures..............     (2,076,000)      (486,000)      (289,000)             --     (2,851,000)
                                      -------------  -------------  --------------  -------------  -------------
    Net cash used in investing
      activities....................    (11,881,000)      (486,000)      (289,000)             --    (12,656,000)
                                      -------------  -------------  --------------  -------------  -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Principal repayments of long-term
    debt............................       (491,000)       (22,000)        32,000              --       (481,000)
  Exercise of stock options.........        429,000             --             --              --        429,000
                                      -------------  -------------  --------------  -------------  -------------
    Net cash provided by (used in)
      financing activities..........        (62,000)       (22,000)        32,000              --        (52,000)
                                      -------------  -------------  --------------  -------------  -------------

Effect of exchange rates on cash....        (87,000)            --        176,000              --         89,000
                                      -------------  -------------  --------------  -------------  -------------

Net increase (decrease) in cash and
  equivalents.......................     (5,593,000)      (954,000)     2,399,000              --     (4,148,000)
Cash and cash equivalents at
  beginning of the period...........     32,562,000     (8,050,000)     4,459,000              --     28,971,000
                                      -------------  -------------  --------------  -------------  -------------
Cash and cash equivalents at end of
  the period........................  $  26,969,000  $  (9,004,000)  $  6,858,000   $          --  $  24,823,000
                                      -------------  -------------  --------------  -------------  -------------
                                      -------------  -------------  --------------  -------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

16. SUBSEQUENT EVENTS

    In January 1998, in connection with the resignation and termination of employment of the Company's Chief Executive Officer and another executive the $8.6 million of restricted cash in the Rabbi Trust as reflected on the accompanying balance sheet was paid out. In addition, $1.8 million was paid for tax obligations due to these officers under the Option Cancellation Agreements the Company had entered into with them in August, 1997. Severance and non-compete payments of $1.7 million were also made in the first quarter.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              QUARTERS ENDED 1997
                                              ----------------------------------------------------
                                               MARCH 31     JUNE 30   SEPTEMBER 30    DECEMBER 31
                                              -----------  ---------  -------------  -------------
Total revenue...............................      24,891      31,724       42,943         54,190
Gross margin................................       7,567      10,246       14,767         18,568
Income (loss) before income taxes...........       2,724       5,468      (49,206)         7,340
Net income (loss)...........................       1,625       3,355      (51,478)         7,040
Basic and diluted net income (loss) per
  share.....................................        0.25        0.52        (7.90)          1.08
Shares used in per share calculation........       6,513       6,513        6,513          6,513


                                                              QUARTERS ENDED 1996
                                              ----------------------------------------------------
                                               MARCH 31     JUNE 30   SEPTEMBER 30    DECEMBER 31
                                              -----------  ---------  -------------  -------------
Total revenue...............................      22,818      23,591       25,556         23,337
Gross margin................................       6,841       7,992        7,340          6,739
Income before income taxes..................       2,300       4,628        2,523          1,759
Net income..................................       1,403       2,835        1,556          1,010
Basic:
  Net income per share......................        0.23        0.47         0.24           0.16
  Shares used in per share calculation......       6,016       6,049        6,513          6,513
Diluted:
  Net income per share......................        0.23        0.47         0.24           0.15
  Shares used in per share calculation......       6,040       6,073        6,537          6,537

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEARS 1997, 1996, AND 1995

                                                     BALANCE AT
                                                    BEGINNING OF     CHARGE TO COST  RECOVERIES/   BALANCE AT END
DESCRIPTION                                            PERIOD         AND EXPENSE    (DEDUCTIONS)    OF PERIOD
-----------------------------------------------  ------------------  --------------  ------------  --------------
Allowance for Doubtful Accounts
  1997.........................................      $  139,000       $     49,000    $   17,000     $  205,000
  1996.........................................         139,000            110,000      (110,000)       139,000
  1995.........................................         119,000            116,000       (96,000)       139,000

                                 EXHIBIT INDEX

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

      4.5+   Unrestricted Global Note for $120,000,000 in principal amount of New 9 3/4% Senior Subordinated Notes due 2007 and attached Subsidiary Guarantees.

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

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

     10.6*+  Letter Agreement dated March 15, 1998 between the Registrant and Nicolas Dourassoff.

     10.7+   $85,000,000 Credit Agreement among the Registrant, as Borrower, the several Lenders from time to time
             Parties thereto, Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent
             and Union Bank of California, N.A., as Administrative Agent dates as of October 2, 1997.

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

 EXHIBITS                                                  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

     21.1+   List of Subsidiaries.

     23.1    Independent Auditor's Consent and Report on Schedule (KPMG Peat Marwick LLP).

     23.2    Consent of Independent Accountants (Price Waterhouse).

     24.1+   Power of Attorney.

------------------------

* This item is a compensatory plan or management contract.

+ Previously filed.