Form 10-K/A
period 1997-12-31
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-04-15
CIK 728376

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

                                AMENDMENT NO. 2


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


   This document consists of 77 pages. The exhibit index appears on page 75.

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

21.1+ List of Subsidiaries.


23.1+ Independent Auditor's Consent and Report on Schedule (KPMG Peat Marwick
      LLP).



23.2+ Consent of Independent Accountants (Price Waterhouse)


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

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

                                                            YEAR ENDED DECEMBER 31, 1995
                                     ---------------------------------------------------------------------------
                                                      GUARANTOR    NON-GUARANTOR
                                          DH        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------------  -------------  --------------  --------------  -------------
Net sales..........................  $  54,556,000  $  26,368,000   $ 28,545,000   $  (10,614,000) $  98,855,000

Costs and expenses
  Cost of net sales................     33,668,000     18,413,000     21,695,000      (10,509,000)    63,267,000
  Selling, general, and
    administrative.................      5,698,000      6,430,000      3,255,000               --     15,383,000
  Research and development.........      2,820,000      1,703,000        484,000               --      5,007,000
                                     -------------  -------------  --------------  --------------  -------------
Total costs and expenses...........     42,186,000     26,546,000     25,434,000      (10,509,000)    83,657,000

Income from operations.............     12,370,000       (178,000)     3,111,000         (105,000)    15,198,000

Interest income....................      1,046,000          2,000        183,000               --      1,231,000
Interest expense...................       (251,000)       (11,000)       (14,000)              --       (276,000)
                                     -------------  -------------  --------------  --------------  -------------
Net interest income................        795,000         (9,000)       169,000               --        955,000

Equity earnings in subsidiaries....      1,885,000             --             --       (1,885,000)            --
                                     -------------  -------------  --------------  --------------  -------------
Income before income taxes.........     15,050,000       (187,000)     3,280,000       (1,990,000)    16,153,000

Income taxes.......................      4,749,000        (68,000)     1,171,000               --      5,852,000
                                     -------------  -------------  --------------  --------------  -------------
Net income.........................  $  10,301,000  $    (119,000)  $  2,109,000   $   (1,990,000) $  10,301,000
                                     -------------  -------------  --------------  --------------  -------------
                                     -------------  -------------  --------------  --------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH-FLOW INFORMATION

                                                             YEAR ENDED DECEMBER 31, 1996
                                      ---------------------------------------------------------------------------
                                                        GUARANTOR    NON-GUARANTOR
                                            DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      --------------  -------------  --------------  ------------  --------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES........................  $   16,962,000  $     263,000   $    161,000    $ (207,000)  $   17,179,000

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Net decrease in short-term
    investment securities held to
    maturity........................     (11,085,000)            --             --            --      (11,085,000)
  Capital expenditures..............      (3,704,000)      (777,000)      (388,000)           --       (4,869,000)
                                      --------------  -------------  --------------  ------------  --------------
      Net cash used in investing
        activities..................     (14,789,000)      (777,000)      (388,000)           --      (15,954,000)
                                      --------------  -------------  --------------  ------------  --------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Principal repayments of long-term
    debt............................        (906,000)       (38,000)        61,000            --         (883,000)
  Exercise of stock options.........         694,000             --             --            --          694,000
  Tax benefit of stock option
    exercise........................         139,000             --             --            --          139,000
                                      --------------  -------------  --------------  ------------  --------------
      Net cash provided by (used in)
        financing activities........         (73,000)       (38,000)        61,000            --          (50,000)
                                      --------------  -------------  --------------  ------------  --------------

Effect of exchange rates on cash....        (145,000)            --        735,000       207,000          797,000
                                      --------------  -------------  --------------  ------------  --------------

Net increase (decrease) in cash and
  cash equivalents..................       1,955,000       (552,000)       569,000            --        1,972,000
Cash and cash equivalents at
  beginning of year.................      32,562,000     (8,050,000)     4,459,000            --       28,971,000
                                      --------------  -------------  --------------  ------------  --------------
Cash and cash equivalents at end of
  year..............................  $   34,517,000  $  (8,602,000)  $  5,028,000            --   $   30,943,000
                                      --------------  -------------  --------------  ------------  --------------
                                      --------------  -------------  --------------  ------------  --------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH-FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31, 1995
                                           -------------------------------------------------------------------------
                                                            GUARANTOR    NON-GUARANTOR
                                                DH        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           -------------  -------------  --------------  ------------  -------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES.............................  $   8,710,000  $    (264,000)  $  2,494,000    $   47,000   $  10,987,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in short-term investment
    securities held to maturity..........      1,550,000             --             --            --       1,550,000
  Payment for acquisition purchases, net
    of cash acquired.....................       (753,000)            --             --            --        (753,000)
  Capital expenditures...................       (980,000)    (1,447,000)       (42,000)           --      (2,469,000)
                                           -------------  -------------  --------------  ------------  -------------
    Net cash used in investing
      activities.........................       (183,000)    (1,447,000)       (42,000)           --      (1,672,000)
                                           -------------  -------------  --------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of long-term
    debt.................................     (1,120,000)       (84,000)       (56,000)           --      (1,260,000)
  Exercise of stock options..............      1,235,000             --             --            --       1,235,000
  Tax benefit of stock option exercise...        360,000             --             --            --         360,000
                                           -------------  -------------  --------------  ------------  -------------
    Net cash provided by (used in)
      financing activities...............        475,000        (84,000)       (56,000)           --         335,000
                                           -------------  -------------  --------------  ------------  -------------

Effect of exchange rates on cash.........             --             --       (219,000)      (47,000)       (266,000)
                                           -------------  -------------  --------------  ------------  -------------
Net increase (decrease) in cash and cash
  equivalents............................      9,002,000     (1,795,000)     2,177,000            --       9,384,000
Cash and cash equivalents at beginning of
  year...................................     23,560,000     (6,255,000)     2,282,000            --      19,587,000
                                           -------------  -------------  --------------  ------------  -------------
Cash and cash equivalents at end of
  year...................................  $  32,562,000  $  (8,050,000)  $  4,459,000            --   $  28,971,000
                                           -------------  -------------  --------------  ------------  -------------
                                           -------------  -------------  --------------  ------------  -------------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

                                                              JUNE 30, 1997--UNAUDITED
                                     ---------------------------------------------------------------------------
                                                      GUARANTOR    NON-GUARANTOR
                                          DH        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------------  -------------  --------------  --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........  $  37,867,000  $  (9,207,000)  $  6,091,000               --  $  34,751,000
  Short term investment
    securities.....................     11,160,000             --             --               --     11,160,000
  Accounts receivable, net.........      7,769,000      3,193,000      4,243,000               --     15,205,000
  Inventories......................      5,038,000      4,611,000      3,516,000         (218,000)    12,947,000
  Prepaid expenses and other
    current assets.................     (7,627,000)    13,811,000     (3,273,000)         (56,000)     2,855,000
                                     -------------  -------------  --------------  --------------  -------------
      Total current assets.........     54,207,000     12,408,000     10,577,000         (274,000)    76,918,000

  Fixed assets, net................      4,583,000      2,111,000      1,954,000               --      8,648,000
  Investments in subsidiaries......     21,791,000             --             --      (21,791,000)            --
  Intangibles......................      4,764,000             --        207,000               --      4,971,000
  Other assets.....................      3,039,000        196,000         19,000               --      3,254,000
                                     -------------  -------------  --------------  --------------  -------------
      Total assets.................  $  88,384,000  $  14,715,000   $ 12,757,000   $  (22,065,000) $  93,791,000
                                     -------------  -------------  --------------  --------------  -------------
                                     -------------  -------------  --------------  --------------  -------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable.................  $   3,064,000  $     946,000   $  1,995,000               --  $   6,005,000
  Current portion of long-term
    debt...........................        486,000         24,000         40,000               --        550,000
  Accrued expenses.................      4,773,000        793,000        514,000               --      6,080,000
  Income taxes payable.............      2,323,000       (393,000)       701,000               --      2,631,000
                                     -------------  -------------  --------------  --------------  -------------
  Deferred revenue.................        198,000         68,000             --               --        266,000
      Total current liabilities....     10,844,000      1,438,000      3,250,000               --     15,532,000

  Non-current portion of long-term
    debt...........................      1,713,000             --        626,000               --      2,339,000
                                     -------------  -------------  --------------  --------------  -------------
      Total liabilities............     12,557,000      1,438,000      3,876,000               --     17,871,000

Shareholders' equity:
  Common stock.....................     13,340,000             --         61,000          (61,000)    13,340,000
  Foreign currency translation
    adjustment.....................       (103,000)        93,000        138,000         (138,000)       (10,000)
  Retained earnings................     62,590,000     13,184,000      8,682,000      (21,866,000)    62,590,000
                                     -------------  -------------  --------------  --------------  -------------
      Total shareholders' equity...     75,827,000     13,277,000      8,881,000      (22,065,000)    75,920,000
                                     -------------  -------------  --------------  --------------  -------------
      Total liabilities and
        shareholders' equity.......  $  88,384,000  $  14,715,000   $ 12,757,000   $  (22,065,000) $  93,791,000
                                     -------------  -------------  --------------  --------------  -------------
                                     -------------  -------------  --------------  --------------  -------------

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

     21.1+   List of Subsidiaries.

     23.1+   Independent Auditor's Consent and Report on Schedule (KPMG Peat Marwick LLP).

     23.2+   Consent of Independent Accountants (Price Waterhouse).

     24.1+   Power of Attorney.


------------------------

* This item is a compensatory plan or management contract.

+ Previously filed.