Form 10-Q
period 1998-04-04
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-05-20
CIK 728376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark  One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 4, 1998, or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No____

As of April 4, 1998, there were 6,517,426 shares of the registrant's Common Stock outstanding.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                            1
         April 4, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations
         Quarters Ended
         April 4, 1998 and March 31, 1997                                 2

         Condensed Consolidated Statements of Cash Flows
         Quarters Ended April 4, 1998 and
         March 31, 1997                                                   3

         Notes to Condensed Consolidated Financial Statements             4

     ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       13


PART II.  OTHER INFORMATION

     Item 5 - Other Information                                          20

     Item 6 - Exhibits and Reports on Form 8-K                           20


SIGNATURES                                                               21


EXHIBITS INDEX                                                           22


                                             PART 1 - FINANCIAL INFORMATION
                                                ITEM 1 - Financial Statements
                                   AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                     (In thousands)

                                                                                    April 4,              December 31,
                                                                                -----------------      -------------------
                                                                                      1998                    1997
                                                                                -----------------      -------------------
                                                                                  (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                                           $ 3,158                  $ 3,877
     Restricted cash                                                                           -                    8,594
     Accounts receivable, net                                                             34,825                   30,515
     Inventories                                                                          33,904                   30,103
     Prepaid expenses and other current assets                                            10,429                   11,015
                                                                                -----------------      -------------------
         Total current assets                                                             82,316                   84,104
     Fixed assets, net of accumulated depreciation                                        21,161                   21,535
     Intangible assets                                                                    86,848                   92,371
     Other assets                                                                          5,826                    6,034
                                                                                =================      ===================
        Total assets                                                                   $ 196,151                $ 204,044
                                                                                =================      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                   $ 19,181                 $ 17,351
     Current portion of long-term debt                                                     5,487                    5,948
     Current portion of government grant obligations                                         700                      649
     Accrued payroll, payroll taxes and benefits                                           5,314                    6,194
     Accrued expenses                                                                      3,527                    4,645
     Income taxes payable                                                                      -                    1,937
     Deferred revenue                                                                      1,952                    2,056
     Rabbi Trust                                                                               -                    8,594
     Other current liabilities                                                             1,448                    4,481
                                                                                -----------------      -------------------
        Total current liabilities                                                         37,609                   51,855
Non-current liabilities:
     Long-term debt                                                                      178,486                  165,564
     Government grant obligations                                                          1,462                    1,569
     Other long-term liabilities                                                           3,120                    3,137
                                                                                -----------------      -------------------
        Total liabilities                                                              $ 220,677                $ 222,125
                                                                                -----------------      -------------------
Shareholders' equity (deficit):
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued                                            $ -                      $ -
     Common shares:
        Common stock, authorized: 28,500,000
        shares; issued and outstanding: 6,517,426
        in 1998 and 6,512,926 shares in 1997                                              23,898                   23,852
     Foreign currency translation adjustment                                                (413)                    (658)
     Retained earnings (accumluated deficit)                                             (48,011)                 (41,275)
                                                                                -----------------      -------------------
        Total shareholders' equity (deficit)                                             (24,526)                 (18,081)
                                                                                -----------------      -------------------
        Total liabilities and shareholders' equity                                     $ 196,151                $ 204,044
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


                              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Operations
                                     (In thousands, except per share data)



                                                                                          Period Ended
                                                                                   April 4,           March 31,
                                                                               -----------------   -----------------
                                                                                     1998                1997
                                                                               -----------------   -----------------
                                                                                 (Unaudited)         (Unaudited)

Net sales                                                                              $ 57,069            $ 24,891
Cost of net sales                                                                        36,995              17,324
                                                                               -----------------   -----------------
Gross margin                                                                             20,074               7,567

Operating expenses:
    Selling, general and administrative                                                   8,804               2,926
    Research and development                                                              4,090               1,740
    Acquisition related amortization                                                      8,462                  51
                                                                               -----------------   -----------------
Total operating expenses                                                                 21,356               4,717
                                                                               -----------------   -----------------

Income (loss) from operations                                                            (1,282)              2,850

Interest and other income                                                                    88                  49
Interest and other expense                                                                4,367                 175
                                                                               -----------------   -----------------

Income (loss) before income taxes                                                        (5,561)              2,724

Income taxes                                                                              1,175               1,099
                                                                               -----------------   -----------------

Net income (loss)                                                                      $ (6,736)            $ 1,625
                                                                               =================   =================

Basic:
    Net income (loss) per share                                                         $ (1.03)             $ 0.25
    Shares used in per share calculation                                                  6,517               6,513

Diluted:
    Net income (loss) per share                                                         $ (1.03)             $ 0.25
    Shares used in per share calculation                                                  6,517               6,513


                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.


                                   AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                                      (In thousands)

                                                                                                 Period Ended
                                                                                        April 4,             March 31,
                                                                                    ------------------   ------------------
                                                                                          1998                 1997
                                                                                    ------------------   ------------------
                                                                                       (Unaudited)          (Unaudited)


Cashflows from operating activities:
   Net income (loss)                                                                         $ (6,736)             $ 1,625
   Adjustments to reconcile net income (loss) to net cash provided by operations:
     Depreciation and amortization                                                             10,209                  779
     Other                                                                                     (1,961)               1,055
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                                       (4,310)              (2,762)
     Inventories                                                                               (3,801)              (1,668)
     Accounts payable and accrued expenses                                                       (272)                 569
     Other current assets                                                                         586                 (338)
     Other current liabilities                                                                 (3,033)              (1,205)
                                                                                    ------------------   ------------------

          Net cash used in operating activities                                              $ (9,318)            $ (1,945)

Cashflows from investing activities:
   Payment for acquisition of business and other intangibles                                 $ (3,207)                 $ -
   Capital expenditures and other                                                                (890)              (1,680)
                                                                                    ------------------   ------------------

          Net cash used in investing activities                                              $ (4,097)            $ (1,680)

Cashflows from financing activities:
   Net borrowings under line of credit                                                       $ 13,205              $ 1,543
   Principal repayments under long term debt                                                     (800)                 (33)
   Payments of dividends                                                                            -                  (98)
   Exercise of stock options                                                                       46                    -
   Net loans to related parties                                                                     -                1,608

                                                                                    ------------------   ------------------

          Net cash provided by financing activities                                          $ 12,451              $ 3,020

Effect of exchange rate changes on cash                                                           245                 (393)
                                                                                    ------------------   ------------------

Net increase in cash and cash equivalents                                                      $ (719)              $ (998)

Cash and cash equivalents at beginning of period                                                3,877                1,839
                                                                                    ------------------   ------------------

          Cash and cash equivalents at end of period                                          $ 3,158                $ 841
                                                                                    ==================   ==================

Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                                   $ 7,252                $ 203
   Income taxes                                                                                 3,112                   64


Other transactions:
   Capital lease obligation                                                                       $ -                 $ 20
   Payment of restricted cash to former officers                                               (8,594)                   -
   Reduction of liability to former officers                                                  $ 8,594                  $ -
                                                                                    ==================   ==================


                                   The accompanying notes are an integral part of these
                                       condensed consolidated financial statements


               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (April 4, 1998 - Unaudited)


Note 1:  Unaudited Interim Financial Statements


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 4, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on March 31, 1998 as amended on April 15, 1998.

In May, 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's first quarter of 1998 represents the thirteen-week period ended on April 4, 1998, and the Company's 1998 fiscal year will end on January 2, 1999. Fiscal year 1998 will have fifty-three weeks. The quarter ended March 31, 1997, contained 12 weeks and six days and the difference between the two comparable periods is immaterial in terms of sales and net income.

Note 2:  Basis of Presentation

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

On October 2, 1997, pursuant to the Agreement of Merger, AX acquired, directly or indirectly, 100% of the outstanding Common Stock of Axiohm S.A. in exchange for 5,518,524 shares of DH Common Stock and $12.2 million in cash (the "Share Exchange Offer"). Simultaneously with the Share Exchange Offer, DH purchased all of the outstanding shares of AX in exchange for the assumption of approximately $190 million of debt (the "Acquisition Financing") incurred by AX to finance the Tender Offer. As part of the Acquisition Financing the Company completed a private placement (the "Senior Notes Offering") of $120 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were exchanged in March 1998 for new, substantially identical Notes which have been registered under the Securities Act of 1933, as amended. The Company's payment obligation under the Senior Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries (the "Guarantor Subsidiaries"), all of which are directly or indirectly wholly owned by the Company. Immediately after the Share Exchange Offer, AX was merged with and into DH (the "Merger"), the surviving legal entity, and the company changed its name from "DH Technology, Inc." to "Axiohm Transaction Solutions, Inc." (the "Company"). In connection with the Merger, Axiohm S.A. changed its tax filing status and was renamed Axiohm S.A.R.L. Immediately after the Merger, approximately 85% of DH's outstanding Common Stock was held by the former shareholders of Axiohm S.A.R.L. and 15% was held by the former public shareholders of DH.

The Tender Offer, the Share Exchange Offer and the Merger (collectively the "Acquisition") have been accounted for in a manner similar to a reverse acquisition, in which Axiohm S.A.R.L. was treated as the acquiror for accounting purposes. Accordingly, the historical financial information for periods prior to August 31, 1997 is that of Axiohm S.A.R.L. The effective date of the Acquisition and Merger of DH for accounting purposes was August 31, 1997, and, accordingly, the capital structure of the Company has been retroactively restated to reflect the number of shares and options outstanding as a result of the Acquisition.

Note 3:  Inventories

The composition of inventories at April 4, 1998 and December 31, 1997 was as follows:

                                            April 4, 1998     December 31, 1997

         Raw materials                       $24,929,000         $20,014,000
         Work in process                      $2,733,000           2,328,000
         Finished goods                       $6,242,000           7,761,000
                                              -----------        -----------
         Totals                              $33,904,000         $30,103,000
                                              ===========        ===========

Note 4:  Guarantors and Financial Information

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

There are no contractual restrictions, under the Notes or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equityholder of all of the Guarantor Subsidiaries.

The condensed consolidating financial information presents condensed financial statements as of April 4, 1998 and December 31, 1997 and for the quarter ended April 4, 1998 of:

          a) the Company on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

          b) the Guarantor Subsidiaries separated as to French Guarantors (Axiohm S.A.R.L., Dardel Technologies E.U.R.L., Axiohm Investissements S.A.R.L.), and U.S. Guarantors (Axiohm IPB, Inc., Cognitive L.L.C., Cognitive Solutions, Inc., and Stadia Colorado Corp.),

          c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), and Axiohm Japan Inc.),

          d) elimination entries necessary to consolidate the Parent Company and its subsidiaries, and

          e)    the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed financial statements for the quarter ended March 31, 1997 of:

          a) the Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure during the quarter ended March 31, 1997 separated as to French Guarantors (Axiohm S.A.R.L., but excluding Dardel Technologies E.U.R.L.), and U.S. Guarantors (Axiohm IPB, Inc.),
          b) The Non-Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure during the quarter ended March 31, 1997 (Axiohm Ltd. (Hong Kong) and Axiohm Japan Inc.),

          c) elimination entries necessary to consolidate such Guarantor and Non-Guarantor Subsidiaries, and

          d) such Guarantor and Non-Guarantor Subsidiaries on a consolidated basis.

                                     AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                           Condensed Consolidating Balance Sheets
                                                       (In thousands)

                                                                           April 4, 1998 (Unaudited)
                                                  ----------------------------------------------------------------------------
                                                                Guarantor Subsidiaries  Non-Guarantor
                                                               -------------------------
                                                      Parent       French         US    Subsidiaries Eliminations Consolidated

ASSETS
Current assets:
    Cash and cash equivalents                         $ 15,506        $ 333   $ (13,627)       $ 946         $ -      $ 3,158
    Restricted cash                                          -            -           -            -           -            -
    Accounts receivable, net                            10,433        3,264      18,231        2,897           -       34,825
    Inventories                                          5,498        7,875      17,390        4,575      (1,434)      33,904
    Prepaid expenses and other current assets            7,256        1,817         644          181         531       10,429
    Intercompany                                       (16,578)         827      11,790       (3,240)      7,201            -
                                                  ----------------------------------------------------------------------------
    Total current assets                                22,115       14,116      34,428        5,359       6,298       82,316

    Fixed assets, net of accumulated depreciation        3,775        3,838      11,863        1,685           -       21,161
    Intangible assets                                   83,307           93       3,440            8           -       86,848
    Other assets                                         5,491        8,948          76           51      (8,740)       5,826
    Investment in Subsidiaries                          45,030                                           (45,030)           -
                                                  ============================================================================
    Total assets                                     $ 159,718     $ 26,995    $ 49,807      $ 7,103   $ (47,472)   $ 196,151
                                                  ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities :                                                                                                       -
    Accounts payable                                   $ 4,990      $ 5,887     $ 6,809      $ 1,495         $ -     $ 19,181
    Current portion of long-term debt                    4,824          575          32           56           -        5,487
    Current portion of government grant obligations          -          700           -            -           -          700
    Accrued payroll, payroll taxes and benefits          2,041        1,856       1,362           55           -        5,314
    Accrued expenses                                     2,381          256         824           66           -        3,527
    Income taxes payable                                (4,608)       3,053         476           73       1,006            -
    Deferred revenue                                       324        1,061         567            -           -        1,952
    Rabbi Trust                                              -            -           -            -           -            -
    Other current liabilities                             (832)       2,713         790           69      (1,292)       1,448
                                                  ----------------------------------------------------------------------------
    Total current liabilities                            9,120       16,101      10,860        1,814        (286)      37,609
Non-current liabilities:
    Long-term debt                                     176,860        1,548          40           38           -      178,486
    Government grant obligations                             -          912         550            -           -        1,462
    Other long-term liabilities                         (2,168)       3,391       1,897            -           -        3,120

                                                  ----------------------------------------------------------------------------
    Total liabilities                                  183,812       21,952      13,347        1,852        (286)     220,677
                                                  ----------------------------------------------------------------------------

Shareholders equity
    Preferred shares, no par value
     Authorized: 1,000,000 shares, none issued
    Common shares:
     Common stock, authorized: 25,500,000
     shares; issued and outstanding:
     6,517,426 in 1998 and 6,512,926 in 1997            23,852        4,167           -          360      (4,481)      23,898
    Capital in excess of par value                           -            -           -            -           -            -
    Foreign currency translation adjustment                 65         (494)          -          129        (113)        (413)
    Retained earnings (accumluated deficit)            (48,011)       1,370      36,460        4,762     (42,592)     (48,011)


                                                  ----------------------------------------------------------------------------
       Total shareholders' equity (deficit)            (24,094)       5,043      36,460        5,251     (47,186)     (24,526)
                                                  ----------------------------------------------------------------------------

                                                  ============================================================================
       Total liabilities and shareholders' equity    $ 159,718     $ 26,995    $ 49,807      $ 7,103   $ (47,472)   $ 196,151
                                                  ============================================================================

                                       AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                         Condensed Consolidating Statements of Cash Flows
                                                          (In thousands)

                                                                        Period Ending April 4, 1998 (Unaudited)
                                                      -----------------------------------------------------------------------------
                                                                    Guarantor Subsidiaries        Non-Guarantor
                                                                   -------------------------
                                                          Parent      French          US    Subsidiaries Eliminations  Consolidated


Cashflows from operating activities:
          Net cash provided by (used in) operating
          activities                                      $ (7,715)    $ 9,479     $ (1,551)    $ (1,021)    $ (8,510)    $ (9,318)
                                                      -----------------------------------------------------------------------------

Cashflows from investing activities:
   Payment for acquisition of business and other          $ (3,207)        $ -          $ -          $ -          $ -     $ (3,207)
   intangibles
   Capital expenditures and other                             (549)     (8,623)        (398)         248        8,432         (890)
                                                      -----------------------------------------------------------------------------

          Net cash provided by (used in) investing
          activities                                      $ (3,756)   $ (8,623)      $ (398)       $ 248      $ 8,432     $ (4,097)
                                                      -----------------------------------------------------------------------------

Cashflows from financing activities:
   Net borrowings under line of credit                    $ 13,892      $ (724)       $ (10)        $ 47          $ -     $ 13,205
   Principal repayments under long term debt                  (800)          -            -            -            -         (800)
   Payments of dividends                                         -           -            -            -            -            -
   Exercise of stock options                                     -           -            -            -           46           46
   Net loans to related parties                                  -           -            -            -            -            -
                                                      -----------------------------------------------------------------------------

          Net cash provided by (used in)
               financing activities                       $ 13,092      $ (724)       $ (10)        $ 47         $ 46     $ 12,451

Effect of exchange rate changes on cash                         25          63            -          127           30          245
                                                      -----------------------------------------------------------------------------

Net increase in cash and cash equivalents                  $ 1,646       $ 195     $ (1,959)      $ (599)        $ (2)      $ (719)
                                                      -----------------------------------------------------------------------------

Cash and cash equivalents at beginning of period            13,860         138      (11,666)       1,545            -        3,877
                                                      -----------------------------------------------------------------------------

         Cash and cash equivalents at end of period       $ 15,506       $ 333    $ (13,625)       $ 946         $ (2)     $ 3,158
                                                      =============================================================================


                                     AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                           Condensed Consolidating Balance Sheets
                                                       (In thousands)

                                                                           December 31, 1997
                                                  ----------------------------------------------------------------------------
                                                                Guarantor Subsidiaries  Non-Guarantor
                                                               -------------------------
                                                      Parent       French         US    Subsidiaries Eliminations Consolidated

ASSETS
Current assets:
    Cash and cash equivalents                         $ 13,860        $ 138   $ (11,666)     $ 1,545         $ -      $ 3,877
    Restricted cash                                      8,594            -           -            -           -        8,594
    Accounts receivable, net                            10,388        3,760      15,209        3,099      (1,941)      30,515
    Inventories                                          3,611        4,995      17,140        4,600        (243)      30,103
    Prepaid expenses and other current assets            4,235        9,759         437       (3,316)       (100)      11,015
    Intercompany                                       (14,259)       2,612      11,514       (1,761)      1,894            -
                                                  ----------------------------------------------------------------------------
    Total current assets                                26,429       21,264      32,634        4,167        (390)      84,104

    Fixed assets, net of accumulated depreciation        3,847        4,052      11,679        1,957           -       21,535
    Intangible assets                                   88,555           93       3,521          202           -       92,371
    Other assets                                         5,428          413         418           83        (308)       6,034
    Investment in Subsidiaries                          45,030            -           -            -     (45,030)           -
                                                  ============================================================================
    Total assets                                     $ 169,289     $ 25,822    $ 48,252      $ 6,409   $ (45,728)   $ 204,044
                                                  ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities :
    Accounts payable                                   $ 2,510      $ 6,570     $ 6,767      $ 1,504         $ -     $ 17,351
    Current portion of long-term debt                    5,689          227          32            -           -        5,948
    Current portion of government grant obligations          -          649           -            -           -          649
    Accrued payroll, payroll taxes and benefits            690        3,557       1,947            -           -        6,194
    Accrued expenses                                     1,620        1,196       2,113         (284)          -        4,645
    Income taxes payable                                 1,937          174        (174)           -           -        1,937
    Deferred revenue                                       416        1,121         519            -           -        2,056
    Rabbi Trust                                          8,594            -           -            -           -        8,594
    Other current liabilities                            4,481            -           -            -           -        4,481
                                                  ----------------------------------------------------------------------------
    Total current liabilities                           25,937       13,494      11,204        1,220           -       51,855
Non-current liabilities:
    Long-term debt                                     162,903        2,014         600           47           -      165,564
    Government grant obligations                             -        1,569           -            -           -        1,569
    Other long-term liabilities                         (2,168)       3,455       1,850            -           -        3,137

                                                  ----------------------------------------------------------------------------
    Total liabilities                                  186,672       20,532      13,654        1,267           -      222,125
                                                  ----------------------------------------------------------------------------

Shareholders equity
     Common stock, authorized: 25,500,000
     shares; issued and outstanding:
     6,512,926 shares in 1998 and 1997                  23,852        4,167           -          360      (4,527)      23,852
    Capital in excess of par value                           -            -           -            -           -            -
    Foreign currency translation adjustment                 40         (557)          -            2        (143)        (658)
    Retained earnings (accumluated deficit)            (41,275)       1,680      34,598        4,780     (41,058)     (41,275)


                                                  ----------------------------------------------------------------------------
       Total shareholders' equity (deficit)            (17,383)       5,290      34,598        5,142     (45,728)     (18,081)
                                                  ----------------------------------------------------------------------------

                                                  ============================================================================
       Total liabilities and shareholders' equity    $ 169,289     $ 25,822    $ 48,252      $ 6,409   $ (45,728)   $ 204,044
                                                  ============================================================================



                                        AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                          Condensed Consolidating Statements of Operations
                                                           (In thousands)


                                                                               March 31, 1997 (Unaudited)
                                                     -------------------------------------------------------------------------------
                                                             Guarantor Subsidiaries   Non-Guarantor
                                                       -----------------------------
                                                          French            US         Subsidiaries   Eliminations    Consolidated
                                                       -------------   -------------  -------------  --------------  ---------------


 Net Sales                                                 $ 30,133           $ 455       $ (5,697)       $ (5,697)        $ 24,891
 Cost of net sales                                           22,311             401         (5,701)         (5,388)          17,324
                                                     -------------------------------------------------------------------------------
 Gross margin                                                 7,822              54              4            (309)           7,567

 Operating expenses
      Selling, general, and administrative                    2,787             191             (1)             (1)           2,977
      Research & development                                  1,735               -              5               5            1,740
       Acquisition related amortization                           -               -                              -                -
                                                     -------------------------------------------------------------------------------
 Total operating expenses                                     4,522             191              4               4            4,717
                                                     -------------------------------------------------------------------------------

 Income (loss) from operations                                3,300            (137)             -            (313)           2,850

 Interest and other income                                       49               -                              -               49
 Interest and other expense                                     174               1                              -              175
                                                     -------------------------------------------------------------------------------

 Income (loss) before income taxes                            3,175            (138)             -            (313)           2,724
                                                     -------------------------------------------------------------------------------

 Income taxes                                                 1,214               -                           (115)           1,099
                                                     -------------------------------------------------------------------------------

 Net income (loss)                                          $ 1,961          $ (138)           $ -          $ (198)         $ 1,625
                                                     ===============================================================================

                                  AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    Condensed Consolidating Statements of Cash Flows
                                                     (In thousands)


                                                     --------------------------------------------------------------------
                                                        Guarantor Subsidiaries  Non-Guarantor
                                                     ---------------------------
                                                          French          US    Subsidiaries   Eliminations   Consolidated
                                                     --------------------------------------------------------------------


Cashflows from operating activities:
   Net income (loss)                                       $ 1,961       $ (138)          $ -        $ (198)     $ 1,625
   Adjustments to reconcile net income (loss)
   to net cash provided by operations:
     Depreciation and amortization                             306          473             -             -          779
     Other non-cash charges                                    357          783            17          (102)       1,055
   Changes in assets and liabilities, net of
   effects of acquisition of business:
     Accounts receivable                                      (958)      (3,103)           19         1,280       (2,762)
     Inventories                                               251       (2,232)            -           313       (1,668)
     Accounts payable and accrued expenses                    (823)       2,735           (50)       (1,293)         569
     Other current assets                                     (184)        (173)           19             -         (338)
     Other current liabilities                                (528)        (671)           (6)            -       (1,205)
                                                     --------------------------------------------------------------------

          Net cash provided by (used in) operating
          activities                                         $ 382     $ (2,326)         $ (1)          $ -     $ (1,945)
                                                     --------------------------------------------------------------------

Cashflows from investing activities:
   Payment for acquisition of business and other
   intangibles                                                 $ -          $ -           $ -           $ -          $ -
   Capital expenditures and other                              (471)      (1,193)           (16)             -     (1,680)
                                                     --------------------------------------------------------------------

          Net cash used in investing activities             $ (471)    $ (1,193)        $ (16)          $ -     $ (1,680)
                                                     --------------------------------------------------------------------

Cashflows from financing activities:
   Net borrowings under line of credit                         $ -      $ 1,552          $ (9)          $ -      $ 1,543
   Principal repayments under long term debt                   (25)          (8)            -             -          (33)
   Payments of dividends                                       (52)         (46)            -             -          (98)
   Exercise of stock options                                     -            -             -             -            -
   Net loans to related parties                              1,180          300           128             -        1,608
                                                     --------------------------------------------------------------------

          Net cash provided by (used in)
          financing activities                             $ 1,103      $ 1,798         $ 119           $ -      $ 3,020

Effect of exchange rate changes on cash                       (419)          26             -             -         (393)
                                                     --------------------------------------------------------------------

Net increase in cash and cash equivalents                    $ 595     $ (1,695)        $ 102           $ -       $ (998)
                                                     --------------------------------------------------------------------

Cash and cash equivalents at beginning of period             1,494          230           115                      1,839
                                                     --------------------------------------------------------------------

         Cash and cash equivalents at end of period        $ 2,089     $ (1,465)        $ 217           $ -        $ 841
                                                      ===================================================================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

Background

The Company was formed from the combination of Axiohm S.A.R.L. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). On August 21, 1997, AX Acquisition Corporation, an indirect wholly-owned subsidiary of Axiohm
("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH ("the Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. Simultaneously, DH changed its name to Axiohm Transaction Solutions, Inc. The aggregate initial purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million, under a new $85 million credit facility that provides term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility), and revolving loans and letters of credit of up to $35.0 million (the "Revolving Credit Facility", and together with the Term Loan Facility, the "New Credit Facility") (ii) the proceeds of the Offering of $120,000,000 of its 9 3/4% Senior Subordinated Notes due in 2007, which were exchanged in March 1998 for equivalent notes which have been registered under the Securities Act (the "Notes").

Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. For the first quarter of 1997, the following discussion includes the results of operations of Axiohm only. While the effective date of the Merger was October 2, 1997 for legal purposes, the effective date of the acquisition of DH for accounting purposes was August 31, 1997.

In connection with the foregoing transactions, the Company recorded approximately $105 million of goodwill and other intangibles which is being amortized over three years using the straight line method, which is the period estimated to be benefited.

Results Of Operations

First Quarter Ended April 4, 1998 Compared To First Quarter Ended March 31, 1997

Net Sales. Net sales of $57.1 million for the first quarter of 1998 increased 129.3%, or $32.2 million, compared to net sales of $24.9 million for the same period last year. Approximately 80% of the increase was the result of the inclusion of sales of DH; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices.


Cost of Net Sales. Cost of net sales of $37.0 million decreased to 64.8% of net sales for the first quarter of 1998 from 69.6% of net sales for the same period of 1997, due primarily to the following four factors: a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S.; lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses of $8.8 million increased to 15.4% of net sales in the first quarter of 1998 from 12.0% in the same period in 1997. Approximately 90% of the increase was due to the inclusion of expenses of DH, the balance was primarily the result higher staffing levels and expenses needed to support higher sales, offset, in part, by the favorable impact of the fluctuations in the U.S. dollar compared to the French franc.

Research and Development Expenses. Research and development expenses as a percentage of net sales decreased to 7.2% in the first quarter of 1998 compared to 7.0% in the first quarter of 1997. Total dollars expended for research and development increased $2.4 million to $4.1 million in the first quarter of 1998 compared to $1.7 million in the first quarter of 1997 partially due to the inclusion of expenses of DH. In addition, the Company believes that continued timely development of new products and enhancements to existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollar terms for the foreseeable future.

Acquisition Related Amortization. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $8.5 million in non-cash acquisition related charges which principally includes non-cash goodwill amortization.

Income (Loss) from Operations. Loss from operations for the first quarter of 1998 was $1.3 million, compared to income from operations of $2.9 million in the same period for 1997. The loss from operations in the first quarter of 1998 was due to the acquisition related amortization charges discussed above.

Interest and Other Income. Interest income as a percentage of net sales remained relatively unchanged at 0.2% for the first quarter of both 1998 and 1997.

Interest and Other Expense. Interest expense increased to $4.4 million in the first quarter of 1998 from $0.2 million for the same period in 1997 due to interest payments on the New Credit Facility and Notes.

Income Taxes. Provision for income taxes of $1.2 million in the first quarter of 1998 increased $0.1 million from $1.1 million in 1996. A provision for income taxes tax was recorded due to the non-deductibility of goodwill amortization for federal income tax purposes. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 40.5% compared to 40.3%.


Certain Factors That May Affect Future Results

The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time, including the forward-looking statements included in this report.

Substantial Leverage and Debt Service. On April 4, 1998, the Company's total debt was $186.1 million and the Company had a shareholders' deficit of $24.5 million. Required principal payments under the New Credit Facility and Notes are as follows: $2.4 million remaining in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and
$120.0 million in 2007. In 1998, it is anticipated that capital expenditures will not exceed the limit of $10.5 million permitted under the New Credit Facility.

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

Axiohm has historically experienced, and the Company expects to continue to experience, relatively lower levels of sales of existing transaction printers during the period from mid-November to the end of December primarily in the United States. The Company believes that this seasonality has been caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas, so as not to disturb their sales flow during this heavy selling period.

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

Dependence on Principal Customer. Sales to NCR Corporation ("NCR"), the Company's largest customer, represented 52% and 35%, respectively, of net sales for the years ended December 31, 1996 and December 31, 1997. No other customer accounted for more than 10% of net sales for the year ended December 31, 1996 or December 31, 1997. On September 2, 1997, Axiohm IPB entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

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

Integration of Operations. The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. As part of the plan to achieve purchasing, manufacturing and other synergies, the Company has identified certain potential cost savings related to the business combination effected by the business combination. The Company expects to incur significant integration costs through 1999 related to the Merger and the aforementioned potential cost savings. Any inability of the Company to integrate these operations successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations. In addition, the historical financial statements presented in this Report may not necessarily be indicative of the results that would have been attained had the Company actually operated on a combined basis.

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

International Sales and Operations. The Company expects that international sales will continue to represent a significant portion of its net sales. Although the Company's net sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as tariff regulations and difficulties in obtaining export licenses. In addition, historically the French operations of Axiohm S.A. have incurred a majority of Axiohm S.A.'s expenses in French francs, while a substantial majority of Axiohm S.A.'s revenues have been in U.S. dollars. Any material appreciation in the French franc relative to the U.S. dollar would, absent any effects associated with hedging or currency trading transactions, detrimentally affect the financial performance of the Company's French operations. The Company attempts to limit its exposure to French franc currency fluctuation compared to the U.S. dollar by entering into various financial instruments, including forward exchange contracts, to offset its French franc denominated expenses with associated U.S. dollar denominated revenue, if, in the opinion of the Company, to do so would mitigate foreign exchange losses. The forward exchange contracts the Company has entered into are marked to market, with any exchange gains or losses and associated costs recognized in the income statement. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

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

Future Sale of Axiohm Exchange Shares. In May 1998, the Company registered an aggregate of 5,515,858 shares of Common Stock held by the former shareholders of Axiohm S.A.R.L. and Dardel. As a result, the shares are available for sale by such holders on the open market. Although the Company has no knowledge related to the sale of a substantial number of shares in the public market, such sales, or the potential for such sales, could have a material adverse effect on the market price for the Company's Common Stock.

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

Liquidity and Capital Resources

The Company's primary anticipated sources of capital are cash flow from operations and borrowings under the New Credit Facility. For the first quarter of 1998, operating income plus depreciation and amortization was $8.9 million. Cash used by operating activities in the first quarter of 1998 was $9.3 million which included depreciation and amortization expense of $10.2 million offset by an increase in accounts receivable of $4.3 million, an increase in inventories of $3.8 million, and a decrease in other current liabilities of $3.0 million. The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative,
regulatory  and other  factors that are beyond its  control.   At the time
of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. Costs related to such activities of DH could result in additional cash costs that may be reflected as additional goodwill.

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

At April 4, 1998, the Company's total debt including government grant obligations was $186.1 million. At that date the Company also had borrowing availability under the New Credit Facility of an additional $23.0 million for capital expenditure requirements, subject to conditions contained therein. Debt levels increased since December 31, 1997 due to borrowings against the line of credit to fund payments made to former officers of $3.5 million and the payment of $5.9 million of subordinated interest expense in the first quarter.

The New Credit Facility and the Notes impose, and other debt instruments of the Company may, impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The New Credit Facility includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The New Credit Facility subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the incurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemptions; prepayment or repurchase of other indebtedness and other provisions. The Company has entered into a $20 million interest rate swap agreement with a major financial institution. This swap agreement has the effect of converting certain variable rate debt to defined rate obligations and expires in November, 1999. Net amounts paid or received are accrued on a settlement basis as adjustments to interest expense.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the New Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The first payment of $5.8 million was paid April 1, 1998. The Indenture contains covenants regarding: restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.


Restrictions on Distributions by  Guarantors to the Company

There are no contractual restrictions, under the New Credit Facility or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equityholder of all of the Guarantor Subsidiaries.

PART II.  OTHER INFORMATION


Item 5 -  Other Information

Effective May 1, 1998 Nicolas Dourassoff was appointed the Company's Chief Executive Officer, replacing Patrick Dupuy and Gilles Gibier who had been serving on an interim basis as Co-Chief Executive Officers. Messrs. Dupuy and Gibier continue to serve as Co-Chairmen of the Company's Board of Directors and Mr.
Dourassoff remains a director of the Company.


Item 6 -   Exhibits and reports on Form 8-K

                  (a)      Exhibits:
     ----------------------------------- ---------------------------------------

     ----------------------------------- ---------------------------------------
     ----------------------------------- ---------------------------------------

                                27.1      Financial Data Schedule.

     ----------------------------------- ---------------------------------------
                  (b) During the quarter ended April 4, 1998, the Company filed the following reports on Form 8-K:

                                         Amendment  No.  2 to  the  Registrant's
                                         Current   Report   on  Form  8-K  dated
                                         October 2, 1997,  originally filed with
                                         the Securities and Exchange  Commission
                                         on  October  17,  1997 and  amended  by
                                         Amendment No. 1 thereto dated  December
                                         15,  1997   (collectively,   the  "Form
                                         8-K"),  filed solely for the purpose of
                                         amending Item 7,  Financial  Statements
                                         and  Exhibits,   to  the  Form  8-K  on
                                         February 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Axiohm Transaction Solutions, Inc. by:


    May 19, 1998                            /s/Janet W. Shanks
--------------------                -----------------------------------------
         Date                       Janet W. Shanks, Chief Accounting Officer
                                           (Chief Accounting Officer)

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 4, 1998


--------------------------------------------------------------------------------
        EXHIBIT         DESCRIPTION
--------------------------------------------------------------------------------

           ---------------- ----------------------------------------------------

                   27.1      Financial Data Schedule.
           ---------------- ----------------------------------------------------
     ---------------- ----------------------------------------------------------

     ---------------- ----------------------------------------------------------