Form 10-Q/A
period 1998-04-04
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-05-20
CIK 728376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
                                  AMENDMENT NO. 1


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

                                                                             April 4, 1998 (Unaudited)
                                                  --------------------------------------------------------------------------------
                                                                 Guarantor Subsidiaries  Non-Guarantor
                                                                -----------------------
                                                      Parent        French          US    Subsidiaries Eliminations  Consolidated
                                                  --------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                          $ 15,506        $ 333    $ (13,627)       $ 946           $ -      $ 3,158
    Restricted cash                                           -            -            -            -             -            -
    Accounts receivable, net                             10,433        3,264       18,231        2,897             -       34,825
    Inventories                                           5,498        7,875       17,390        4,575        (1,434)      33,904
    Prepaid expenses and other current assets             7,256        1,817          644          181           531       10,429
    Intercompany                                        (16,532)         827       11,790       (3,240)        7,155            -
                                                  --------------------------------------------------------------------------------
    Total current assets                                 22,161       14,116       34,428        5,359         6,252       82,316

    Fixed assets, net of accumulated depreciation         3,775        3,838       11,863        1,685             -       21,161
    Intangible assets                                    83,307           93        3,440            8             -       86,848
    Other assets                                          5,491        8,948           76           51        (8,740)       5,826
    Investment in Subsidiaries                           45,030                                              (45,030)           -
                                                  ================================================================================
    Total assets                                      $ 159,764     $ 26,995     $ 49,807      $ 7,103     $ (47,518)   $ 196,151
                                                  ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities :                                                                                                           -
    Accounts payable                                    $ 4,990      $ 5,887      $ 6,809      $ 1,495           $ -     $ 19,181
    Current portion of long-term debt                     4,824          575           32           56             -        5,487
    Current portion of government grant obligations           -          700            -            -             -          700
    Accrued payroll, payroll taxes and benefits           2,041        1,856        1,362           55             -        5,314
    Accrued expenses                                      2,381          256          824           66             -        3,527
    Income taxes payable                                 (4,608)       3,053          476           73         1,006            -
    Deferred revenue                                        324        1,061          567            -             -        1,952
    Rabbi Trust                                               -            -            -            -             -            -
    Other current liabilities                              (832)       2,713          790           69        (1,292)       1,448
                                                  --------------------------------------------------------------------------------
    Total current liabilities                             9,120       16,101       10,860        1,814          (286)      37,609
Non-current liabilities:
    Long-term debt                                      176,860        1,548           40           38             -      178,486
    Government grant obligations                              -          912          550            -             -        1,462
    Other long-term liabilities                          (2,168)       3,391        1,897            -             -        3,120

                                                  --------------------------------------------------------------------------------
    Total liabilities                                   183,812       21,952       13,347        1,852          (286)     220,677
                                                  --------------------------------------------------------------------------------

Shareholders equity :
    Preferred shares, no par value
     Authorized: 1,000,000 shares, none issued
    Common shares:
     Common stock, authorized: 25,500,000
     shares; issued and outstanding:
     6,517,426 in 1998 and 6,512,926 in 1997             23,898        4,167            -          360        (4,527)      23,898
    Capital in excess of par value                            -            -            -            -             -            -
    Foreign currency translation adjustment                  65         (494)           -          129          (113)        (413)
    Retained earnings (accumluated deficit)             (48,011)       1,370       36,460        4,762       (42,592)     (48,011)


                                                  --------------------------------------------------------------------------------
       Total shareholders' equity (deficit)             (24,048)       5,043       36,460        5,251       (47,232)     (24,526)
                                                  --------------------------------------------------------------------------------

                                                  ================================================================================
       Total liabilities and shareholders' equity     $ 159,764     $ 26,995     $ 49,807      $ 7,103     $ (47,518)   $ 196,151
                                                  ================================================================================



                                        AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                          Condensed Consolidating Statements of Operations
                                                           (In thousands)


                                                                              April 4, 1998 (Unaudited)
                                               -------------------------------------------------------------------------------------
                                                            Guarantor Subsidiaries   Non-Guarantor
                                                            ----------------------
                                                Parent        French       US        Subsidiaries   Eliminations    Consolidated
                                               -----------  ---------  -----------  -------------  --------------  ---------------


 Net Sales                                      $15,812      $ 9,677    $ 34,003     $ 4,992       $ (7,415)        $ 57,069
 Cost of net sales                               10,280        6,222      24,909       3,794         (8,210)          36,995
                                               -------------------------------------------------------------------------------------
 Gross margin                                     5,532        3,455       9,094       1,198            795           20,074
 Operating expenses
      Selling, general, and administrative        2,640          915       4,159       1,090              -            8,804
      Research & development                      1,183          921       1,829         157              -            4,090
      Acquisition related amortization            8,462            -           -           -              -            8,462
                                              --------------------------------------------------------------------------------------
 Total operating expenses                        12,285        1,836       5,988       1,247              -           21,356
                                              --------------------------------------------------------------------------------------

 Income (loss) from operations                   (6,753)       1,619       3,106         (49)           795           (1,282)

 Interest and other income                        1,262           34          15          20         (1,243)              88
 Interest and other expense                       4,312        1,294           3           1         (1,243)           4,367
 Equity earnings in subsidiaries                  1,998                                              (1,998)               -
                                              --------------------------------------------------------------------------------------

 Income (loss) before income taxes               (7,805)         359       3,118         (30)        (1,203)          (5,561)
                                              --------------------------------------------------------------------------------------

 Income taxes                                    (1,069)         669       1,254         (12)           333            1,175
                                              --------------------------------------------------------------------------------------

 Net income (loss)                               (6,736)        (310)      1,864         (18)        (1,536)          (6,736)
                                             =======================================================================================

                                     AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       Condensed Consolidating Statements of Cash Flows
                                                        (In thousands)

                                                                    Period Ending April 4, 1998 (Unaudited)
                                                      -------------------------------------------------------------------------
                                                                  Guarantor Subsidiaries  Non-Guarantor
                                                                  ----------------------
                                                         Parent      French         US    Subsidiaries Eliminations Consolidated
                                                       -------------------------------------------------------------------------

Cashflows from operating activities:
          Net cash provided by (used in) operating
          activities                                     $ (7,761)    $ 9,479    $ (1,553)    $ (1,021)   $ (8,462)   $ (9,318)
                                                      -------------------------------------------------------------------------

Cashflows from investing activities:
   Payment for acquisition of business and other         $ (3,207)        $ -         $ -          $ -         $ -    $ (3,207)
   Intangibles
   Capital expenditures and other                            (549)     (8,623)       (398)         248       8,432        (890)
                                                      -------------------------------------------------------------------------

          Net cash provided by (used in) investing
          activities                                     $ (3,756)   $ (8,623)     $ (398)       $ 248     $ 8,432    $ (4,097)
                                                      -------------------------------------------------------------------------

Cashflows from financing activities:
   Net borrowings under line of credit                   $ 13,892      $ (724)      $ (10)        $ 47         $ -    $ 13,205
   Principal repayments under long term debt                 (800)          -           -            -           -        (800)
   Payments of dividends                                        -           -           -            -           -           -
   Exercise of stock options                                   46           -           -            -           -          46
   Net loans to related parties                                 -           -           -            -           -           -
                                                      -------------------------------------------------------------------------

          Net cash provided by (used in)
               financing activities                      $ 13,138      $ (724)      $ (10)        $ 47         $ -    $ 12,451

Effect of exchange rate changes on cash                        25          63           -          127          30         245
                                                      -------------------------------------------------------------------------

Net increase in cash and cash equivalents                 $ 1,646       $ 195    $ (1,961)      $ (599)        $ -      $ (719)
                                                      -------------------------------------------------------------------------

Cash and cash equivalents at beginning of period           13,860         138     (11,666)       1,545           -       3,877
                                                      -------------------------------------------------------------------------

         Cash and cash equivalents at end of period      $ 15,506       $ 333   $ (13,627)       $ 946         $ -     $ 3,158
                                                      =========================================================================





                                     AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                           Condensed Consolidating Balance Sheets
                                                       (In thousands)

                                                                           December 31, 1997
                                                  ----------------------------------------------------------------------------
                                                                Guarantor Subsidiaries  Non-Guarantor
                                                               ------------------------
                                                      Parent       French         US    Subsidiaries Eliminations Consolidated
                                                  -----------------------------------------------------------------------------
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


                                                                               March 31, 1997 (Unaudited)
                                                     -------------------------------------------------------------------------------
                                                             Guarantor Subsidiaries   Non-Guarantor
                                                       -----------------------------
                                                          French            US         Subsidiaries   Eliminations    Consolidated
                                                       -------------   -------------  -------------  --------------  ---------------


 Net Sales                                                 $ 30,133           $ 455       $ (5,697)       $ (5,697)        $ 24,891
 Cost of net sales                                           22,311             401         (5,701)         (5,388)          17,324
                                                     -------------------------------------------------------------------------------
 Gross margin                                                 7,822              54              4            (309)           7,567

 Operating expenses
      Selling, general, and administrative                    2,787             191             (1)             (1)           2,977
      Research & development                                  1,735               -              5               5            1,740
       Acquisition related amortization                           -               -                              -                -
                                                     -------------------------------------------------------------------------------
 Total operating expenses                                     4,522             191              4               4            4,717
                                                     -------------------------------------------------------------------------------

 Income (loss) from operations                                3,300            (137)             -            (313)           2,850

 Interest and other income                                       49               -                              -               49
 Interest and other expense                                     174               1                              -              175
 Equity earnings in subsidiaries                               (336)                                           336                -
                                                     -------------------------------------------------------------------------------

 Income (loss) before income taxes                            2,839            (138)             -              23            2,724
                                                     -------------------------------------------------------------------------------

 Income taxes                                                 1,214               -                           (115)           1,099
                                                     -------------------------------------------------------------------------------

 Net income (loss)                                          $ 1,625          $ (138)           $ -          $  138          $ 1,625
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

                                                                                     March 31, 1997 (Unaudited)
                                                     --------------------------------------------------------------------
                                                        Guarantor Subsidiaries  Non-Guarantor
                                                     ---------------------------
                                                          French          US    Subsidiaries   Eliminations   Consolidated
                                                     --------------------------------------------------------------------


Cashflows from operating activities:
          Net cash provided by (used in) operating
          activities                                          $ 46     $ (2,326)         $ (1)         $336     $ (1,945)
                                                     --------------------------------------------------------------------

Cashflows from investing activities:
   Payment for acquisition of business and other
   intangibles                                                 $ -          $ -           $ -           $ -          $ -
   Capital expenditures and other                             (471)      (1,193)          (16)            -       (1,680)
                                                     --------------------------------------------------------------------

          Net cash used in investing activities             $ (471)    $ (1,193)        $ (16)          $ -     $ (1,680)
                                                     --------------------------------------------------------------------

Cashflows from financing activities:
   Net borrowings under line of credit                         $ -      $ 1,552          $ (9)          $ -      $ 1,543
   Principal repayments under long term debt                   (25)          (8)            -             -          (33)
   Payments of dividends                                       (52)         (46)            -             -          (98)
   Exercise of stock options                                     -            -             -             -            -
   Net loans to related parties                              1,180          300           128             -        1,608
                                                     --------------------------------------------------------------------

          Net cash provided by (used in)
          financing activities                             $ 1,103      $ 1,798         $ 119           $ -      $ 3,020

Effect of exchange rate changes on cash                       (419)          26             -             -         (393)
                                                     --------------------------------------------------------------------

Net increase in cash and cash equivalents                    $ 259     $ (1,695)        $ 102          $336       $ (998)
                                                     --------------------------------------------------------------------

Cash and cash equivalents at beginning of period             1,494          230           115             -        1,839
                                                     --------------------------------------------------------------------

         Cash and cash equivalents at end of period        $ 1,753     $ (1,465)        $ 217          $336        $ 841
                                                      ===================================================================


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