Form 10-Q
period 1998-07-04
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-08-14
CIK 728376

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


(Mark  One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended July 4, 1998, or

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


                        16 SENTRY PARK WEST, SUITE 450
                           1787 SENTRY PARKWAY WEST
                             BLUE BELL, PA 19422
                       (Address of principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 591-0940




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   XXX  No____

As of July 4, 1998, there were 6,519,301 shares of the registrant's Common Stock outstanding.

                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             1
         July 4, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended
         July 4, 1998 and June 30, 1997                                    2

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended July 4, 1998 and June 30, 1997                   3

         Notes to Condensed Consolidated Financial Statements              4

     ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         15


PART II.  OTHER INFORMATION

     Item 4 - Submission of matters to a vote of Security Holders          24

     Item 6 - Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                 26

EXHIBITS INDEX                                                             27


                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - Financial Statements
             AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                      (In thousands, except share data)


                                                                    July 4,      December 31,
                                                                     1998            1997
                                                                  -----------    ------------
                                                                  (Unaudited)
                             ASSETS

Current assets:
     Cash and cash equivalents                                         1,811          3,877
     Restricted cash                                                      --          8,594
     Accounts receivable, net                                         36,559         30,515
     Inventories                                                      33,956         30,103
     Prepaid expenses and other current assets                        12,639         11,015
                                                                   ---------       --------
       Total current assets                                           84,965         84,104
     Fixed assets, net of accumulated depreciation                    20,451         21,535
     Intangible assets                                                81,315         92,371
     Other assets                                                      7,713          6,034
                                                                   ---------       --------
       Total assets                                                  194,444        204,044
                                                                   ---------       --------
                                                                   ---------       --------

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                 16,658         17,351
     Current portion of long-term debt                                 6,178          5,948
     Current portion of government grant obligations                     843            649
     Accrued payroll, payroll taxes and benefits                       5,871          6,194
     Accrued expenses                                                  6,892          4,645
     Income taxes payable                                                 --          1,937
     Deferred revenue                                                  2,033          2,056
     Rabbi Trust                                                          --          8,594
     Other current liabilities                                         3,515          4,481
                                                                   ---------       --------
       Total current liabilities                                      41,990         51,855
Non-current liabilities:
     Long-term debt                                                  178,589        165,564
     Government grant obligations                                      1,477          1,569
     Other long-term liabilities                                       3,331          3,137
                                                                   ---------       --------
       Total liabilities                                             225,387        222,125
                                                                   ---------       --------
Shareholders' equity (deficit):
     Preferred shares, no par value
       Authorized: 1,000,000 shares, none issued                          --             --
     Common shares:
       Common stock, authorized: 28,500,000
       shares; issued and outstanding:
       6,512,926 shares in 1997 and 1996                              24,187         23,852
     Foreign currency translation adjustment                            (833)          (658)
     Accumluated deficit                                             (54,297)       (41,275)
                                                                   ---------       --------
       Total shareholders' equity (deficit)                          (30,943)       (18,081)
                                                                   ---------       --------
       Total liabilities and shareholders' equity                    194,444        204,044
                                                                   ---------       --------
                                                                   ---------       --------


                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                 AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                       (In thousands, except per share data)


                                                  Three Months Ended           Six Months Ended
                                                July 4,       June 30,      July 4,         June 30,
                                                 1998           1997         1998             1997
                                               -----------------------      ------------------------
                                                      (Unaudited)                 (Unaudited)
Net sales                                       $58,617        $31,724       $115,686        $56,614
Cost of net sales                                37,084         21,481         74,079         38,799
                                                -------        -------       --------        -------
Gross margin                                     21,533         10,243         41,607         17,815

Operating expenses:
   Selling, general and administrative            9,476          2,828         18,280          5,805
   Research and development                       3,866          1,884          7,956          3,624
   Acquisition related intangible amortization    8,461             --         16,923                           --
                                                -------        -------       --------        -------
Total operating expenses                         21,803          4,712         43,159          9,429
                                                -------        -------       --------        -------
Income (loss) from operations                      (270)         5,531         (1,552)         8,386

Interest and other income                            43            119            131            164
Interest and other expense                        4,633            186          9,000            362
                                                -------        -------       --------        -------
Income (loss) before income taxes                (4,860)         5,464        (10,421)         8,188
                                                -------        -------       --------        -------
Income taxes                                      1,426          2,112          2,601          3,212
                                                -------        -------       --------        -------
Net income (loss)                               ($6,286)        $3,352       ($13,022)        $4,976
                                                -------        -------       --------        -------
                                                -------        -------       --------        -------
Basic and diluted:
   Net income (loss) per share                 $  (0.96)       $  0.51       $  (2.00)       $  0.76
   Shares used in per share calculation           6,519          6,513          6,519          6,513



                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                         Six Months Ended
                                                                                        July 4,       June 30,
                                                                                         1998           1997
                                                                                      ---------      ---------
Cashflows from operating activities:
   Net income (loss)                                                                 ($13,022)       $ 4,976
   Adjustments to reconcile net income (loss) to net cash provided by operations:
     Depreciation and amortization                                                     20,833          1,681
     Other non-cash items                                                                 220            (75)
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                               (6,044)        (5,370)
     Inventories                                                                       (3,853)        (1,241)
     Accounts payable and accrued expenses                                               (447)         1,615
     Other current assets                                                              (1,624)        (1,217)
     Other current liabilities                                                           (966)         1,792
                                                                                      -------        -------

Net cash provided (used in) by operating activities                                    (4,903)         2,161

Cashflows from investing activities:
   Payment for acquisition of business and other intangibles                           (8,582)          (552)
   Capital expenditures and other                                                      (1,790)        (2,410)
                                                                                      -------        -------

Net cash used in investing activities                                                 (10,372)        (2,962)

Cashflows from financing activities:
   Net borrowings under line of credit                                                 15,854          1,565
   Bank overdraft                                                                          --            943
   Principal repayments under long term debt                                           (2,585)          (861)
   Payments of dividends                                                                   --         (1,768)
   Exercise of stock options                                                              115            --
   Net loans to related parties                                                            --          1,713
                                                                                      -------        -------

Net cash provided by financing activities                                              13,384          1,592

Effect of exchange rate changes on cash                                                  (175)          (698)
                                                                                      -------        -------

Net increase (decrease) in cash and cash equivalents                                   (2,066)            93

Cash and cash equivalents at beginning of period                                        3,877          1,839
                                                                                      -------        -------

Cash and cash equivalents at end of period                                             $1,811        $ 1,932
                                                                                      -------        -------
                                                                                      -------        -------
Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                            $8,733        $   351
   Income taxes                                                                        $4,538        $ 2,433

Other non-cash transactions:
   Capital lease obligation                                                                --             20
                                                                                      -------        -------
                                                                                      -------        -------

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements

                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (July 4, 1998 - Unaudited)


NOTE 1:  UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 4, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 1998 as amended on April 15, 1998.

In May 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve-month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's second quarter of 1998 represents the thirteen-week period ended on July 4, 1998, the six month period represents the twenty-six week and four day period ended on July 4, 1998 and the Company's 1998 fiscal year will end on January 2, 1999. Fiscal year 1998 will have fifty-three weeks. The quarter ended June 30, 1997, contained 13 weeks and the six month period ended June 30, 1997 contained 25 weeks and 6 days. The difference between the comparable periods is not material in terms of sales and net income (loss).

NOTE 2: BASIS OF PRESENTATION

The financial statements of Axiohm include the accounts of its wholly owned subsidiaries in the United States, France, Mexico, the United Kingdom, Australia, Hong Kong and Japan. All intercompany accounts and transactions have been eliminated.

On August 21, 1997, pursuant to an Agreement and Plan of Merger dated as of July 14, 1997 (the "Agreement of Merger"), AX Acquisition Corporation ("AX" or the "Purchaser"), an indirect wholly-owned subsidiary of Axiohm S.A., a private French Corporation, acquired approximately 88%, or 7,000,000 shares, of the outstanding Common Stock of DH Technology, Inc. ("DH") through a public tender offer to the shareholders of DH at a price of $25 per share (the "Tender Offer").

On October 2, 1997, pursuant to the Agreement of Merger, AX acquired, directly or indirectly, 100% of the outstanding Common Stock of Axiohm S.A. in exchange for 5,518,524 shares of DH Common Stock and $12.2 million in cash (the "Share Exchange Offer"). Simultaneously with the Share Exchange Offer, DH purchased all of the outstanding shares of AX in exchange for the assumption of approximately $190 million of debt (the "Acquisition Financing") incurred by AX to finance the Tender Offer. As part of the Acquisition Financing the Company completed a private placement (the "Senior Notes Offering") of $120 million of its 9.75% Senior Subordinated Notes due
2007.   The Notes were exchanged in March 1998 for new, substantially identical notes, which have been registered under the Securities Act of 1933, as amended (the "Notes"). The Company's payment obligation under the Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries (the "Guarantor Subsidiaries"), all of which are directly or indirectly wholly owned by the Company. Immediately after the Share Exchange Offer, AX was merged with and into DH (the "Merger"), the surviving legal entity, and the company changed its name from "DH Technology, Inc." to "Axiohm Transaction Solutions, Inc.". In connection with the Merger, Axiohm S.A. changed its tax filing status and was renamed Axiohm S.A.R.L. Immediately after the Merger, approximately 85% of DH's outstanding Common Stock were held by the former shareholders of Axiohm S.A.R.L. and approximately 15% were held by the former public shareholders of DH.

The Tender Offer, the Share Exchange Offer and the Merger (collectively the "Acquisition") have been accounted for in a manner similar to a reverse acquisition, in which Axiohm S.A.R.L. was treated as the acquirer for accounting purposes. Accordingly, the historical financial information for periods prior to August 31, 1997 is that of Axiohm S.A.R.L. The effective date of the Acquisition and Merger of DH for accounting purposes was August 31, 1997, and, accordingly, the capital structure of the Company has been retroactively restated to reflect the number of shares and options outstanding as a result of the Acquisition.

NOTE 3: INVENTORIES

The composition of inventories at July 4, 1998 and December 31, 1997 was as follows:

                                    July 4, 1998      December 31, 1997
                                    ------------      -----------------
       Raw materials                $ 26,856,000        $ 20,014,000
       Work in process                 1,750,000           2,328,000
       Finished goods                  5,350,000           7,761,000
                                    ------------        ------------
                                    $ 33,956,000        $ 30,103,000
                                    ------------        ------------
                                    ------------        ------------

NOTE 4: COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the six months ended July 4, 1998 and June 30, 1997 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.


                                               July 4, 1998      June 30, 1997
                                               ------------      -------------
     Net income (loss)                           $(13,022)          $ 4,976
     Foreign currency translation adjustments        (175)             (697)
                                                 --------           -------
     Comprehensive income (loss)                 $(13,197)          $ 4,279
                                                 --------           -------
                                                 --------           -------

NOTE 5: GUARANTORS AND FINANCIAL INFORMATION

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

There are no contractual restrictions, under the Notes or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equity-holders. Directly or indirectly, the Company is the sole equity-holder of all of the Guarantor Subsidiaries.

The Company's payment obligation under the Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by the Guarantor Subsidiaries, all of which are directly or indirectly wholly owned by the Company.

The condensed consolidating financial information presents condensed financial statements as of July 4, 1998 and December 31, 1997 and for the six month period ended July 4, 1998 of:

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

     c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), Axiohm Japan Inc. and AP Print S.A.R.L),

     d) elimination entries necessary to consolidate the Parent Company and its subsidiaries, and

     e)   the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed financial statements for the period ended June 30, 1997 of:

     a) the Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure during the period ended June 30, 1997 separated as to French Guarantors (Axiohm S.A.R.L., but excluding Dardel Technologies E.U.R.L.), and U.S. Guarantors (Axiohm IPB, Inc.),

     b) the Non-Guarantor Subsidiaries which were in existence and were within the Company's consolidated structure during the period ended June 30, 1997 (Axiohm Ltd. (Hong Kong) and Axiohm Japan Inc.),

     c) elimination entries necessary to consolidate such Guarantor and Non-Guarantor Subsidiaries, and

     d) such Guarantor and Non-Guarantor Subsidiaries on a consolidated basis.

The condensed consolidating financial information also presents unaudited condensed financial statements for the six month ended June 30, 1997 for DH on a stand alone basis:

     a) the Company on a parent company only basis (for the purposes of the following financial information referred to as "DH") (carrying its investments in the subsidiaries under the equity method),

     b) the Guarantor Subsidiaries (Cognitive Solutions, Inc. and Stadia Colorado Corp.,),

     c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty and DH Technologia),

     d) elimination entries necessary to consolidate the parent DH and its subsidiaries, and

     e)   DH on a consolidated basis.

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheet
                                 (In thousands)

                                                                              July 4, 1998 (Unaudited)
                                                     ----------------------------------------------------------------------------
                                                              Guarantor Subsidiaries
                                                              ----------------------   Non-Guarantor
                                                     Parent    French          US      Subsidiaries  Eliminations    Consolidated
                                                   ---------  --------      --------   ------------- ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $  12,153  $   (169)     $(11,197)      $ 1,024    $     --         $   1,811
   Restricted cash                                        --        --            --            --          --                --
   Accounts receivable, net                           10,716     4,747        17,914         3,182          --            36,559
   Inventories                                         8,512     7,199        15,249         3,784        (788)           33,956
   Prepaid expenses and other current assets          10,169     1,144           296           723         307            12,639
   Intercompany                                      (11,792)     (460)       12,347        (2,205)      2,110                --
                                                   ---------  --------      --------       -------    --------         ---------
      Total current assets                            29,758    12,461        34,609         6,508       1,629            84,965

   Fixed assets, net of accumulated depreciation       4,130     3,886        10,922         1,513          --            20,451
   Intangible assets                                  77,841       452         3,036           (14)         --            81,315
   Other assets                                        5,538       308         1,798            69          --             7,713
   Investment in Subsidiaries                         45,029     8,739            --            --     (53,768)               --
                                                   ---------  --------      --------       -------    --------         ---------
      Total assets                                 $ 162,296  $ 25,846      $ 50,365       $ 8,076    $(52,139)        $ 194,444
                                                   ---------  --------      --------       -------    --------         ---------
                                                   ---------  --------      --------       -------    --------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                    4,661     5,502         4,485         2,052         (42)           16,658
   Current portion of long-term debt                   5,935       215            23             5          --             6,178
   Current portion of government grant obligations        --       712            --           131          --               843
   Accrued payroll, payroll taxes and benefits         1,922     1,789         1,694           466          --             5,871
   Accrued expenses                                    5,195       326         1,168           203          --             6,892
   Income taxes payable                               (1,324)      646           557           121          --                --
   Deferred revenue                                      206     1,091           735             1          --             2,033
   Rabbi Trust                                            --        --            --            --          --                --
   Other current liabilities                             935     3,804            --            --      (1,224)            3,515
                                                   ---------  --------      --------       -------    --------         ---------
      Total current liabilities                       17,530    14,085         8,662         2,979      (1,266)           41,990

Non-current liabilities:
   Long-term debt                                    176,911     1,525            32           121          --           178,589
   Government grant obligations                           --       927           550            --          --             1,477
   Other long-term liabilities                            --     1,628         1,607            --          --             3,235
   Deferred tax liability                             (2,168)    1,949           315            --          --                96
                                                   ---------  --------      --------       -------    --------         ---------
      Total liabilities                              192,273    20,114        11,166         3,100      (1,266)          225,387
                                                   ---------  --------      --------       -------    --------         ---------
Shareholders' equity (deficit):
   Common stock                                       24,187     4,167            --           360      (4,527)           24,187
   Foreign currency translation adjustment               133      (398)           --          (142)       (426)             (833)
   Retained earnings (accumulated deficit)           (54,297)    1,963        39,199         4,758     (45,920)          (54,297)
                                                   ---------  --------      --------       -------    --------         ---------
   Total shareholders' equity (deficit)              (29,977)    5,732        39,199         4,976     (50,873)          (30,943)
                                                   ---------  --------      --------       -------    --------         ---------
   Total liabilities and shareholders' equity      $ 162,296  $ 25,846      $ 50,365      $  8,076    $(52,139)        $ 194,444
                                                   ---------  --------      --------       -------    --------         ---------
                                                   ---------  --------      --------       -------    --------         ---------

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheet
                                 (In thousands)

                                                                        Six Months Ended July 4, 1998 (Unaudited)
                                                   ------------------------------------------------------------------------------
                                                              Guarantor Subsidiaries
                                                              ----------------------   Non-Guarantor
                                                     Parent    French          US      Subsidiaries  Eliminations    Consolidated
                                                   ---------  --------      --------   ------------- ------------    ------------
Net Sales                                          $ 30,115   $ 23,719      $ 64,750      $ 12,854    $(15,752)        $ 115,686
Cost of net sales                                    19,687     14,692        46,617        10,248     (17,165)           74,079
                                                   ---------  --------      --------      --------    --------         ---------
Gross margin                                         10,428      9,027        18,133         2,606       1,413            41,607


Operating expenses:
   Selling, general & administrative                  5,521      2,190         8,259         2,310          --            18,280
   Research and development                           2,170      1,825         3,692           269          --             7,956
   Acquisition related amortization                  16,878         45            --            --          --            16,923
                                                   ---------  --------      --------      --------    --------         ---------
Total operating expenses                             24,569      4,060        11,951         2,579          --            43,159
                                                   ---------  --------      --------      --------    --------         ---------

Income (loss) from operations                       (14,141)     4,967         6,182            27       1,413            (1,552)

Interest and other income                             2,653         42            11             6      (2,581)              131
Interest and other expense                            8,894      2,658             2            16      (2,570)            9,000
Equity earnings in subsidiaries                       5,724         --            --            --      (5,724)               --
                                                   ---------  --------      --------      --------    --------         ---------

Income (loss) before income taxes                   (14,658)     2,351         6,191            17      (4,322)          (10,421)

Income taxes                                         (1,636)     2,068         1,590            39         540             2,601
                                                   ---------  --------      --------      --------    --------         ---------

Net income (loss)                                  $(13,022)   $   283      $  4,601       $   (22)  $  (4,862)       $  (13,022)
                                                   ---------  --------      --------      --------    --------         ---------
                                                   ---------  --------      --------      --------    --------         ---------

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheet
                                 (In thousands)

                                                                        Six Months Ended July 4, 1998 (Unaudited)
                                                     ----------------------------------------------------------------------------
                                                              Guarantor Subsidiaries
                                                              ----------------------   Non-Guarantor
                                                     Parent    French          US      Subsidiaries  Eliminations    Consolidated
                                                   ---------  --------      --------   ------------- ------------    ------------
Cashflows from operating activities:
   Net cash provided by (used in) operating
   activities                                      $ (7,709)  $ 1,240       $ 1,660    $  (377)          $ 283       $ (4,903)

Cashflows from investing activities:
   Payment for acquisition of business and other
   intangibles                                       (8,055)     (527)           --         --              --         (8,582)
   Capital expenditures and other                      (405)     (221)       (1,164)        --              --         (1,790)
                                                   --------   -------      --------    -------           -----       --------
   Net cash provided by (used in) investing
   activities                                        (8,460)     (748)       (1,164)        --              --        (10,372)

Cashflows from financing activities:
   Net borrowings under line of credit               15,854        --            --         --              --         15,854
   Principal repayments under long term debt         (1,600)     (958)          (27)        --              --         (2,585)
   Payments of dividends                                 --        --            --         --              --             --
   Exercise of stock options                            115        --            --         --              --            115
   Net loans to related parties                          --        --            --         --              --             --
                                                   --------   -------      --------    -------           -----       --------
   Net cash provided by (used in) financing
   activities                                        14,369      (958)          (27)        --              --         13,384

Effect of exchange rate changes on cash                  93       159            --       (144)           (283)          (175)
                                                   --------   -------      --------    -------           -----       --------

Net increase in cash and cash equivalents            (1,707)     (307)          469       (521)             --         (2,066)

Cash and cash equivalents at beginning of period     13,860       138       (11,666)     1,545              --          3,877
                                                   --------   -------      --------    -------           -----       --------

Cash and cash equivalents at end of period         $ 12,153   $  (169)     $(11,197)   $ 1,024           $  --       $  1,811
                                                   --------   -------      --------    -------           -----       --------
                                                   --------   -------      --------    -------           -----       --------


                 AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Condensed Consolidating Balance Sheets
                                (In thousands)


                                                                                      December 31, 1997
                                                       ----------------------------------------------------------------------------
                                                                 Guarantor Subsidiaries
                                                                 ---------------------- Non-Guarantor
                                                          Parent     French       US     Subsidiaries   Eliminations   Consolidated
                                                        ---------    -------  ---------  ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                            $  13,860    $  138   $(11,666)    $  1,545      $   --          $ 3,877
   Restricted cash                                          8,594        --         --          --           --            8,594
   Accounts receivable, net                                10,388     3,760     15,209       3,099       (1,941)          30,515
   Inventories                                              3,611     4,995     17,140       4,600         (243)          30,103
   Prepaid expenses and other current assets                4,235     9,759        437      (3,316)        (100)          11,015
   Intercompany                                          (14,259)     2,612     11,514      (1,761)       1,894               --
                                                        ---------    ------   --------    --------     --------         --------
      Total current assets                                 26,429    21,264     32,634       4,167         (390)          84,104

   Fixed assets, net of accumulated depreciation            3,847     4,052     11,679       1,957           --           21,535
   Intangible assets                                       88,555        93      3,521         202           --           92,371
   Other assets                                             5,428       413        418          83         (308)           6,034
   Investment in Subsidiaries                              45,030        --         --          --      (45,030)              --
                                                        ---------   -------   --------    --------     --------         --------
      Total assets                                      $ 169,289   $25,822    $48,252    $  6,409     $(45,728)        $204,044
                                                        ---------   -------   --------    --------     --------         --------
                                                        ---------   -------   --------    --------     --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                         2,511     6,569      6,767       1,504           --           17,351
   Current portion of long-term debt                        5,689       227         32          --           --            5,948
   Current portion of government grant obligations             --       649         --          --           --              649
   Accrued payroll, payroll taxes and benefits                689     3,558      1,947          --           --            6,194
   Accrued expenses                                         1,620     1,196      2,113        (284)          --            4,645
   Income taxes payable                                     1,937       174       (174)         --           --            1,937
   Deferred revenue                                           416     1,121        519          --           --            2,056
   Rabbi Trust                                              8,594        --         --          --           --            8,594
   Other current liabilities                                4,481        --         --          --           --            4,481
                                                        ---------    ------   --------    --------     --------         --------
      Total current liabilities                            25,937    13,494     11,204       1,220           --           51,855

Non-current liabilities:
   Long-term debt                                         162,903     2,014        600          47           --          165,564
   Government grant obligations                                --     1,569         --          --           --            1,569
   Other long-term liabilities                             (2,168)    3,455      1,850          --           --            3,137
                                                        ---------    ------   --------    --------     --------         --------
      Total liabilities                                   186,672    20,532     13,654       1,267           --          222,125
                                                        ---------    ------   --------    --------     --------         --------
Shareholders' equity (deficit):
   Common stock                                            23,852     4,167         --         360       (4,527)          23,852
   Foreign currency translation adjustment                     40      (557)        --           2         (143)            (658)
   Retained earnings (accumulated deficit)                (41,275)    1,680     34,598       4,780      (41,058)         (41,275)
                                                        ---------    ------   --------    --------     --------         --------
   Total shareholders' equity (deficit)                   (17,383)    5,290     34,598       5,142      (45,728)         (18,081)
                                                        ---------    ------   --------    --------     --------         --------
   Total liabilities and shareholders' equity           $ 169,289  $ 25,822   $ 48,252    $  6,409    $ (45,728)        $204,044
                                                        ---------    ------   --------    --------     --------         --------
                                                        ---------    ------   --------    --------     --------         --------

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Operations
                                (In thousands)


                                                                   Six Months Ended June 30, 1997 (Unaudited)
                                                      -----------------------------------------------------------------------
                                                       Guarantor Subsidiaries
                                                       ----------------------- Non-Guarantor
                                                         French        US       Subsidiaries    Eliminations     Consolidated
                                                        ----------   --------   ------------    ------------     ------------
Net Sales                                                 $21,303     $48,397       $ 899        $(13,985)         $56,614
Cost of net sales                                          13,780      37,270         804         (13,055)          38,799
                                                          -------     -------       -----        --------          -------
Gross margin                                                7,523      11,127          95            (930)          17,815


Operating expenses:
   Selling, general & administrative                        2,392       3,001         305             (34)           5,664
   Research and development                                 1,581       2,090          --             (47)           3,624
   Acquisition related amortization                            --         102          --              --              102
                                                          -------     -------       -----        --------          -------
Total operating expenses                                    3,973       5,193         305             (81)           9,390
                                                          -------     -------       -----        --------          -------
Income (loss) from operations                               3,550       5,934        (210)           (849)           8,425

Interest and other income                                      71          30          (1)            (38)              62
Interest and other expense                                     47         251           1              --              299
Equity earnings in subsidiaries                                --          --          --              --               --
                                                          -------     -------       -----        --------          -------
Income (loss) before income taxes                           3,574       5,713        (212)           (887)           8,188

Income taxes                                                1,310       2,228          --            (326)           3,212
                                                          -------     -------       -----        --------          -------
Net income (loss)                                         $ 2,264     $ 3,485       $(212)       $   (561)         $ 4,976
                                                          -------     -------       -----        --------          -------
                                                          -------     -------       -----        --------          -------


                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Condensed Consolidating Statements of Cash Flows
                                   (In thousands)

                                                                      Six Months Ended June 30, 1997 (Unaudited)
                                                         -----------------------------------------------------------------------
                                                          Guarantor Subsidiaries
                                                          ----------------------- Non-Guarantor
                                                            French        US       Subsidiaries    Eliminations     Consolidated
                                                           ----------   --------   ------------    ------------     ------------

Cashflows from operating activities:
   Net cash provided by (used in) operating activities      2,551          (10)         (368)              (13)          2,160

Cashflows from investing activities:
   Payment for acquisition of business and other
      intangibles                                              --         (552)           --                --            (552)
   Capital expenditures and other                          (1,095)      (1,300)          (15)               --          (2,410)
                                                          -------      -------          ----             -----         -------
   Net cash provided by (used in) investing activities     (1,095)      (1,852)          (15)               --          (2,962)

Cashflows from financing activities:
   Net borrowings under line of credit                      1,277        1,240            (9)               --           2,508
   Principal repayments under long term debt                 (753)        (108)           --                --            (861)
   Payments of dividends                                   (1,768)          --            --                --          (1,768)
   Exercise of stock options                                   --           --            --                --              --
   Net loans to related parties                               912          500           301                --           1,713
                                                          -------      -------          ----             -----         -------
   Net cash provided by (used in) financing activities       (332)       1,632           292                --           1,592

Effect of exchange rate changes on cash                      (727)          --            17                13            (697)
                                                          -------      -------          ----             -----         -------
Net increase in cash and cash equivalents                     397         (230)          (74)               --              93

Cash and cash equivalents at beginning of period            1,494          230           115                --           1,839
                                                          -------      -------          ----             -----         -------
Cash and cash equivalents at end of period                $ 1,891      $    --         $  41             $  --        $  1,932
                                                          -------      -------          ----             -----         -------
                                                          -------      -------          ----             -----         -------


                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Condensed Consolidating Statements of Operations
                                   (In thousands)


                                                                       Six Months Ended June 30, 1997 (Unaudited)
                                                        -------------------------------------------------------------------------
                                                                     Guarantor    Non-Guarantor
                                                           DH       Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                        ----------  ------------  --------------    ------------    ------------
Net Sales                                                $ 25,045     $ 11,908      $ 12,193         $ (4,493)         $ 44,653
Cost of net sales                                          15,658        8,543         8,884           (3,743)           29,342
                                                         --------     --------      --------         --------          --------
Gross margin                                                9,387        3,365         3,309             (750)           15,311

Operating expenses:
   Selling, general & administrative                        4,162        2,422         1,735               --             8,319
   Research and development                                 1,683          944           264               42             2,933
   Acquisition related amortization                        11,680           --            --               --            11,680
                                                         --------     --------      --------         --------          --------
Total operating expenses                                   17,525        3,366         1,999               42            22,932
                                                         --------     --------      --------         --------          --------

Income (loss) from operations                             (8,138)          (1)         1,310             (792)           (7,621)

Interest and other income                                    710            1            105               --               816
Interest and other expense                                    58            1             22               --                81
Equity earnings in subsidiaries                              955           --             --             (955)               --
                                                         --------     --------      --------         --------          --------
Income (loss) before income taxes                         (6,531)          (1)         1,393           (1,747)           (6,886)

Income taxes                                                (431)          (2)           439             (792)             (786)
                                                         --------     --------      --------         --------          --------
Net income (loss)                                        $(6,100)     $     1       $    954          $  (955)         $ (6,100)
                                                         --------     --------      --------         --------          --------
                                                         --------     --------      --------         --------          --------


              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 Condensed Consolidating Statements of Cash Flows
                                 (In thousands)



                                                                         Six Months Ended June 30, 1997 (Unaudited)
                                                          ------------------------------------------------------------------------
                                                                        Guarantor     Non-Guarantor
                                                               DH     Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                           --------   ------------    ---------------  ------------   ------------
Cashflows from operating activities:
   Net cash provided by (used in) operating activities      6,023          (267)          1,495              --           7,251

Cashflows from investing activities:
   Net increase in short-term investment
      securities held to maturity                           2,675            --              --              --           2,675
   Payment for acquisition of business and other
      intangibles                                          (4,850)                                                       (4,850)
   Capital expenditures and other                            (554)         (304)            (97)             --            (955)
                                                          -------       -------         -------           -----         -------
   Net cash provided by (used in) investing activities     (2,729)         (304)            (97)             --          (3,130)

Cashflows from financing activities:
   Principal repayments under long term debt                  (50)          (33)            (38)             --            (121)
   Exercise of stock options                                  172            --              --              --             172
                                                          -------       -------         -------           -----         -------
   Net cash provided by (used in) financing activities        122           (33)            (38)             --              51

Effect of exchange rate changes on cash                       (66)           --            (298)             --            (364)
                                                          -------       -------         -------           -----         -------
Net increase in cash and cash equivalents                   3,350          (604)          1,062              --           3,808

Cash and cash equivalents at beginning of period           34,517        (8,603)          5,029              --          30,943
                                                          -------       -------         -------           -----         -------
Cash and cash equivalents at end of period                $37,867       $(9,207)        $ 6,091           $  --       $  34,751
                                                          -------       -------         -------           -----         -------
                                                          -------       -------         -------           -----         -------

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

Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. For the second quarter of 1997 and first six months of 1997, the following discussion includes the results of operations of Axiohm only. While the effective date of the Merger was October 2, 1997 for legal purposes, the effective date of the acquisition of DH for accounting purposes was August 31, 1997.

In connection with the foregoing transactions, the Company recorded approximately $102.1 million of goodwill and other intangibles which is being amortized over three years using the straight line method, which is the period estimated to be benefited. On July 28, 1998 the Company announced a major restructuring program designed to streamline operations and improve manufacturing efficiencies. As part of this program, the Company will consolidate its Paso Robles, California and Riverton, Wyoming manufacturing operations principally into its Ithaca, New York manufacturing operation.
The Company expects that these actions will result in the reduction of approximately 200 jobs in the closing locations and the addition of approximately 100 jobs in Ithaca, New York. This final program is a result of an assessment that began at the time of the acquisition of DH Technology.

The Company expects that when the consolidation moves are completed by late 1999, pre-tax operating costs will be reduced by approximately $3.5 million a year. The Company expects to incur approximately $6 million of costs to fully implement the plan by the end of 1999, of which approximately $3 million was recorded in the second quarter of 1998 as an adjustment of the purchase price of DH Technology, Inc. thereby increasing goodwill and other intangibles from $102.1 million to $105 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES. Net Sales of $58.6 million for the second quarter of 1998 increased 84.8%, or $26.9 million, compared to net sales of $31.7 million for the same period last year. Slightly more than 90% of the increase was the result of the inclusion of sales of DH; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices.

COST OF NET SALES. Cost of net sales of $37.1 million decreased to 63.3% of net sales for the second quarter of 1998 from 67.7% of net sales for the same period of 1997, due primarily to the following four factors: a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S.; lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $9.5 million increased to 16.2% of net sales in the second quarter of 1998 from 8.9% in the same period in 1997. The majority of the increase was due to the inclusion of expenses of DH and costs related to the acquisition of DH; the balance was primarily the result of higher staffing levels and expenses needed to support higher sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 6.6% in the second quarter of 1998 compared to 5.9% in the second quarter of 1997. Total dollars expended for research and development increased $2.0 million to $3.9 million in the second quarter of 1998 compared to $1.9 million in the second quarter of 1997 primarily due to the inclusion of expenses of DH. In addition, the Company believes that continued timely development of new products and enhancements to existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollar terms for the foreseeable future.

ACQUISITION RELATED INTANGIBLE AMORTIZATION. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $8.9 million in non-cash acquisition related charges which principally includes non-cash intangibles amortization.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the second quarter of 1998 was $0.3 million, compared to income from operations of $5.5 million in the same period for 1997. The loss from operations in the second quarter of 1998 was due to the acquisition related amortization charges discussed above.

INTEREST AND OTHER EXPENSE. Interest expense increased to $4.6 million in the second quarter of 1998 from $0.2 million for the same period in 1997 due to interest payments on the New Credit Facility and Notes.

INCOME TAXES. Provision for income taxes of $1.4 million in the second quarter of 1998 decreased $0.7 million from $2.1 million in 1997. Although the company reported a loss before income taxes, a provision for income taxes was recorded because goodwill amortization was not deductible for income tax purposes. In addition the company pays income taxes in foreign countries, principally France, on income earned in those countries. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 39.7% compared to 38.7% in 1997.

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net Sales of $115.7 million for the first six months of 1998 increased 104.3%, or $59.1 million, compared to net sales of $56.6 million for the same period last year. Approximately 85% of the increase was the result of the inclusion of sales of DH; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices.

For the second six months of 1998 the company currently anticipates generally flat sales and a decline in operating income before acquisition related charges and amortization and restructuring charges compared to the first six months of 1998 because of new product delays and lower order rates from one customer.(1)

COST OF NET SALES. Cost of net sales of $74.1 million decreased to 64.0% of net sales for the first six months of 1998 from 68.5% of net sales for the same period of 1997, due primarily to the following four factors: a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S.; lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $18.3 million increased to 15.8% of net sales in the first six months of 1998 from 10.3% in the same period in 1997. The vast majority of the increase was due to the inclusion of expenses of DH and costs related to the acquisition of DH; the balance was primarily the result of higher staffing levels and expenses needed to support higher sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 6.9% in the first six months of 1998 compared to 6.4% in the first six months of 1997. Total dollars expended for research and development increased $4.4 million to $8.0 million in the first six months of 1998 compared to $3.6 million in the same period of 1997 primarily due to the inclusion of expenses of DH. In addition, the Company believes that continued timely development of new products and enhancements to existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute dollar terms for the foreseeable future.

ACQUISITION RELATED INTANGIBLE AMORTIZATION. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $8.9 million in non-cash acquisition related charges which principally includes non-cash intangible amortization.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the first six months of 1998 was $1.6 million, compared to income from operations of $8.4 million in the same period for 1997. The loss from operations in the first six months of 1998 was due to the acquisition related amortization charges discussed above.

INTEREST AND OTHER EXPENSE. Interest expense increased to $9.0 million in the first six months of 1998 from $0.4 million for the same period in 1997 due to interest payments on the New Credit Facility and Notes.

INCOME TAXES. Provision for income taxes of $2.6 million in the first six months of 1998 decreased $0.6 million from $3.2 million in 1997. Although the company reported a loss before income taxes, a provision for income taxes tax was recorded because goodwill amortization was not deductible for federal income tax purposes. In addition the company pays income taxes in foreign countries, principally France, on

----------------------------
(1) Forward looking statements
income earned in those countries. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 40.0% compared to 39.2%.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time, including the forward-looking statements included in this report.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE. On July 4, 1998, the Company's total debt (net of cash) was $185.3 million and the Company had a shareholders' deficit of $30.9 million. Required principal payments under the New Credit Facility and Notes (excluding the Revolver) are as follows: $1.6 million remaining in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and $120.0 million in 2007. In 1998, it is anticipated that capital expenditures will not exceed the limit of $10.5 million permitted under the New Credit Facility.

The Company's ability to make scheduled payments of principal, or to pay the premium, if any, interest or liquidated damages, if any, thereon, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness, the restrictions on the Company's ability to incur additional indebtedness under the New Credit Facility and the indenture under which the Notes were issued (the "Indenture"), and the fact that substantially all of the Company's and its subsidiaries' assets have been pledged to secure obligations under the New Credit Facility.

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

DEPENDENCE ON PRINCIPAL CUSTOMER. Sales to NCR Corporation ("NCR"), the Company's largest customer, represented 52% and 35%, respectively, of net sales for the years ended December 31, 1996 and December 31, 1997. No other customer accounted for more than 10% of net sales for the year ended December 31, 1996 or December 31, 1997. On September 2, 1997, Axiohm IPB entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results. Sales of certain products in 1998 not covered by its contract with NCR are expected to approximate 1997's level of approximately 5% of combined pro-forma revenues of $212 million, and the Company does not anticipate significant revenue from these products in 1999. In the second quarter Solectron Corp. was assigned the NCR business as part of the sale of certain NCR manufacturing operations to Solectron Corp. and is expected to be the Company's largest customer in 1998. The company currently expects that this assignment will not have a material adverse impact on its financial position or results of operations.(1)

COMPETITION. The Company has a number of significant domestic and foreign competitors for its transaction printer, bar code printer and card reader products. Many of the Company's competitors have significantly greater financial, technical and marketing resources than does the Company. To remain competitive, the Company believes that it will be required to maintain a high level of technological expertise and deliver reliable cost-effective products on a timely basis. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position or that other competitors with substantially greater financial resources, including other manufacturers of non-transaction printers, will not attempt to enter the market. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

INTEGRATION OF OPERATIONS. The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. During the second quarter, as part of the plan to achieve purchasing, manufacturing and other synergies begun with the acquisition of DH, the Company finalized and announced its plan on July 28th to consolidate two of its manufacturing operations principally into its Ithaca, New York manufacturing operation as discussed above. The Company expects to incur $6 million in costs through 1999 related to consolidation of these two facilities and expects to realize annual

-----------------------------
(1) Forward looking statement
savings of approximately $3.5 million by the end of 1999(1). The company recorded $3 million in additional goodwill in the second quarter related to the closure of the two former DH manufacturing operations. Any inability of the Company to integrate these operations successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations. In addition, the historical financial statements presented in this Report may not necessarily be indicative of the results that would have been attained had the Company actually operated on a combined basis.

TECHNOLOGICAL CHANGE; COMPETITION; DEPENDENCE ON NEW PRODUCTS. The markets for some of the Company's products are characterized by frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. In addition, the Company must respond to current competitors, who may choose to increase their presence in the Company's markets, and to new competitors, who may choose to enter those markets. If the Company is unable to make timely introduction of new products or respond to competitive threats, its business and operating results could be materially adversely affected. The Company expects that delays in new product introductions in 1998 and delays in customer orders will cause sales to remain generally flat during the next two quarters (1).

INTERNATIONAL SALES AND OPERATIONS. The Company expects that international sales will continue to represent a significant portion of its net sales. Although the Company's net sales are denominated in U.S. dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as tariff regulations and difficulties in obtaining export licenses. In addition, historically the French operations of Axiohm S.A.R.L. have incurred a majority of Axiohm S.A.R.L.'s expenses in French francs, while a substantial majority of Axiohm S.A.R.L.'s revenues have been in U.S. dollars. Any material appreciation in the French franc relative to the U.S. dollar would, absent any effects associated with hedging or currency trading transactions, detrimentally affect the financial performance of the Company's French operations. The Company attempts to limit its exposure to French franc currency fluctuation compared to the U.S. dollar by entering into various financial instruments, including forward exchange contracts, to offset its French franc denominated expenses with associated U.S. dollar denominated revenue, if, in the opinion of the Company, to do so would mitigate foreign exchange losses. The forward exchange contracts the Company has entered into are marked to market, with any exchange gains or losses and associated costs recognized in the income statement. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

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

The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. In addition, the Company has in the past commenced, and may in the future, commence litigation against third parties for infringement of the Company's intellectual property rights. Any such litigation initiated by the Company or by others is, at a minimum, costly, and

-----------------------------
(1) Forward looking statement
can divert the efforts and attention of the Company's management and technical personnel, which can have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end-users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse effect on the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on commercially reasonable terms, if at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE SALE OF AXIOHM EXCHANGE SHARES. In May 1998, the Company registered with the SEC an aggregate of 5,515,858 shares of Common Stock held by the former shareholders of Axiohm S.A.R.L. and Dardel for sale by such shareholders from time to time in the open market or in private transactions. Such sales, or the potential for such sales, could have a material adverse effect on the market price for the Company's Common Stock.

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

The Company has purchased the necessary hardware and software, and is currently in the process of implementing firm-wide, Oracle enterprise resource planning system ("ERP") Version 10.6. To date, Version 10.6 has been implemented in several locations and is expected to be implemented in other locations. Although Version 10.6 does not fully address Year 2000 requirements, the Company believes that Oracle ERP Version 10.7 does. Such Version 10.7 has already been released by Oracle, and the Company anticipates implementing such Version 10.7 prior to the beginning of the year 2000. The total cost to the Company of converting to Oracle ERP firm-wide, is estimated to be approximately $1.5 million.

Failure to implement Oracle ERP Version 10.7 or some other form of enterprise software that addresses Year 2000 requirements prior to the year 2000 might result in significant difficulties in the Company's administration of invoicing and payables and other processes. Such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary anticipated sources of capital are cash flow from operations and borrowings under the New Credit Facility. For the first half of 1998, operating income plus depreciation and amortization was $19.3 million. Cash used by operating activities in the first half of 1998 was $5.2 million which is primarily the result of an increase in working capital of $13.2 million in excess of the net loss plus depreciation and amortization. The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. At the time of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. As part of this plan, the Company announced a major restructuring program that will consolidate two of its former DH manufacturing operations principally into its Ithaca, New York manufacturing operation as discussed above.

Required principal payments under the New Credit Facility and Notes (excluding the Revolver) are as follows: $1.6 million remaining in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and $120 million in 2007. It is anticipated that capital expenditures in 1998 will not exceed the maximum permitted under the New Credit Facility of $10.5 million. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

At July 4, 1998, the Company's total debt (net of cash) including government grant obligations was $185.3 million, including $17.0 million under the revolving credit facility. Debt levels increased since December 31, 1997 due to borrowings against the line of credit to fund payments made to former officers of $3.5 million, the payment of $5.9 million of subordinated interest expense and working capital requirements in excess of net income plus depreciation and amortization. The next interest payment of $5.9 million is due October 1, 1998.

The New Credit Facility and the Notes impose, and other debt instruments of the Company may, impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The New Credit Facility includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. As indicated above, the company's future compliance with these covenants will depend on future performance which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors, which are beyond its control. Its compliance depends on the timing of orders from customers, timing of new product introductions, capital expenditures, working capital requirements, gross margins and expense levels. The New Credit Facility subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the incurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemptions; prepayment or repurchase of other indebtedness and other provisions. The Company has entered into a $20 million interest rate swap agreement with a major financial institution. This swap agreement has the effect of converting certain variable rate debt to defined rate obligations and expires in November, 1999. Net amounts paid or received are accrued on a settlement basis as adjustments to interest expense.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the New Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The first payment of $5.9 million was paid April 1, 1998. The Indenture contains covenants regarding: restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.

RESTRICTIONS ON DISTRIBUTIONS BY GUARANTORS TO THE COMPANY

There are no contractual restrictions, under the New Credit Facility or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equity-holder of all of the Guarantor Subsidiaries.

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The 1998 Annual Meeting of the Shareholders of DH
          Technology, Inc. was held at the Sheraton Hotel West Tower on Harbor Island, San Diego, California, 92101, on April 28, 1998, at 10:00 a.m. (the "Annual Meeting").


     (b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of
          Directors:

                                                Number of Votes
                                   ------------------------------------------------
                                                                           Broker
          Nominees                 Cast For       Withheld or Against     Non-Votes
          -------------------------------------------------------------------------
          Nicolas Dourassoff       5,648,406,000         616,000              0
          Patrick Dupuy            5,649,022,000               0              0
          Gilles Gibier            5,649,022,000               0              0
          William H. Gibbs         5,411,727,000     237,295,000              0
          Don M. Lyle              5,450,763,000     198,259,000              0

     (c) Additional proposals considered at the Annual Meeting are set forth below, each of which was approved according to the respective vote of the shareholders:

          (1) Approval of Amendment to the 1992 Stock Plan and reservation of 500,000 additional shares of Common Stock issuable thereunder.


                  Cast For          Against      Abstentions or Broker Non-Votes
            --------------------------------------------------------------------
               5,135,428,000      37,506,000              476,088,000

          (2) Ratification and approval of the appointment of KPMG
              Peat Marwick LLP as the Company' s independent accountants for the current fiscal year.

                  Cast For          Against      Abstentions or Broker Non-Votes
            --------------------------------------------------------------------
               5,639,156,000       9,865,000                 1,000

ITEM 6 - Exhibits and reports on Form 8-K

          (a)  Exhibits:

                         10.1 THIRD AMENDMENT, dated as of May 8, 1998 to the CREDIT AGREEMENT, dated as of October 2, 1997, among the Company, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers Inc. as Arranger, Lehman Commercial Paper Inc, as Syndication Agent and Union Bank of California, N.A. as Administrative Agent, as amended by the Global Amendment and Assignment and Acceptance, dated as of October 20, 1997.

                         27.1  Financial Data Schedule.


          (b) During the quarter ended July 4, 1998, the Company filed the following reports on Form 8-K:

                  Current Report on Form 8-K, dated July 28, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Axiohm Transaction Solutions, Inc. by:


August 7, 1998                         /s/ Walter S. Sobon
--------------            ----------------------------------------------
    Date                     Walter S. Sobon, Chief Financial Officer
                                     (Chief Financial Officer)

                         AXIOHM TRANSACTION SOLUTIONS, INC.
                     EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JULY 4, 1998


           EXHIBIT         DESCRIPTION
-------------------------------------------------------------------------------

              10.1 THIRD AMENDMENT, dated as of May 8, 1998 to the CREDIT AGREEMENT, dated as of October 2, 1997, among the Company, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers Inc. as Arranger, Lehman Commercial Paper Inc, as Syndication Agent and Union Bank of California, N.A. as Administrative Agent, as amended by the Global Amendment and Assignment and Acceptance, dated as of October 20, 1997.

              27.1     Financial Data Schedule.