Form 10-Q
period 1998-09-30
AXIOHM TRANSACTION SOLUTIONS INC
filed 1998-11-12
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998, OR

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

AS OF NOVEMBER 9, 1998, THERE WERE 6,519,301 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

         AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                                INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
     ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS                          1
         OCTOBER 3, 1998 AND DECEMBER 31, 1997

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED
         OCTOBER 3, 1998 AND SEPTEMBER 30, 1997                         2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 30, 1997       3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

PART II.  OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                        23

SIGNATURES                                                             24

EXHIBITS INDEX                                                         25

                      PART 1 - FINANCIAL INFORMATION
                      ITEM 1 - Financial Statements
          AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                    (In thousands, except share data)

                                                          October 3,        December 31,
                                                            1998               1997
                                                          ----------        ------------
                                                         (Unaudited)
                                   ASSETS
Current assets:
      Cash and cash equivalents                              1,919             3,877
      Restricted cash                                           --             8,594
      Accounts receivable, net                              36,652            30,515
      Inventories                                           31,997            30,103
      Prepaid expenses and other current assets             12,518            11,015
                                                           -------           -------
          Total current assets                              83,086            84,104
      Fixed assets, net of accumulated depreciation         21,760            21,535
      Intangible assets                                     72,483            92,371
      Other assets                                           7,806             6,034
                                                           -------           -------
         Total assets                                      185,135           204,044
                                                           -------           -------
                                                           -------           -------

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                      18,892            17,351
      Current portion of long-term debt                      6,901             5,948
      Current portion of government grant obligations          884               649
      Accrued payroll, payroll taxes and benefits            6,930             6,194
      Accrued expenses                                       6,671             4,645
      Income taxes payable                                     276             1,937
      Deferred revenue                                       2,121             2,056
      Rabbi Trust                                               --             8,594
      Other current liabilities                                298             4,481
                                                           -------           -------
         Total current liabilities                          42,973            51,855
Non-current liabilities:
      Long-term debt                                       175,181           165,564
      Government grant obligations                           1,334             1,569
      Other long-term liabilities                            4,053             3,137
                                                           -------           -------
         Total liabilities                                 223,541           222,125
                                                           -------           -------
Shareholders' equity (deficit):
      Preferred shares, no par value
         Authorized: 1,000,000 shares, none issued              --                --
      Common shares:
         Common stock, authorized: 28,500,000
         shares; issued and outstanding:
         6,519,301 shares in 1998 and 6,513,301 in 1997     24,257            23,852
      Comprehensive Income                                      86              (658)
      Accumulated deficit                                  (62,749)          (41,275)
                                                           -------           -------
         Total shareholders' equity (deficit)              (38,406)          (18,081)
                                                           -------           -------
         Total liabilities and shareholders' equity
          (deficit)                                        185,135           204,044
                                                           -------           -------
                                                           -------           -------

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)

                                    Three Months Ended                            Nine Months Ended
                             October 3,          September 30,            October 3,          September 30,
                                1998                 1997                    1998                  1997
                             ---------------------------------            ---------------------------------
                                        (Unaudited)                                  (Unaudited)
Net sales                     $59,038              $ 42,943                $174,725              $ 99,558
Cost of net sales              38,533                28,176                 112,613                66,978
                              -------              --------                --------              --------
Gross margin                   20,505                14,767                  62,112                32,580

Operating expenses:

  Selling, general and
    administrative             10,024                 5,285                  28,306                10,984
  Research and development      3,869                 2,575                  11,825                 6,198
  Plant closing expenses          799                    --                     799                    --
  In-process technology            --                50,831                      --                50,831
  Acquisition related
   intangible amortization      8,970                 2,894                  25,892                 2,894
                              -------              --------                --------              --------
Total operating expenses       23,662                61,585                  66,822                70,907
                              -------              --------                --------              --------
Loss from operations           (3,157)              (46,818)                 (4,710)              (38,327)

Interest and other income         100                   327                     230                   390
Interest and other expense      4,333                 2,715                  13,333                 3,077
                              -------              --------                --------              --------
Loss before income taxes       (7,390)              (49,206)                (17,813)              (41,014)
                              -------              --------                --------              --------
Income taxes                    1,060                 2,272                   3,661                 5,484
                              -------              --------                --------              --------
Net loss                      ($8,450)             ($51,478)               ($21,474)             ($46,498)
                              -------              --------                --------              --------
                              -------              --------                --------              --------
Basic and diluted:
  Net loss per share           $(1.30)               $(7.90)                 $(3.29)               $(7.14)
  Shares used in per share
   calculation                  6,519                 6,513                   6,519                 6,513

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                              Nine Months Ended
                                                                                    October 3,               September 30,
                                                                                      1998                       1997
                                                                                   -----------               -------------
                                                                                   (Unaudited)                (Unaudited)
Cashflows from operating activities:
   Net loss                                                                         ($21,474)                  ($46,498)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operations:
     Write off of acquired in-process technology                                          --                     50,831
     Depreciation and amortization                                                    30,978                      5,369
     Other non-cash items                                                                332                        450
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                              (6,137)                    (8,909)
     Inventories                                                                      (1,894)                    (1,323)
     Accounts payable and accrued expenses                                              (162)                     3,962
     Other current assets                                                             (1,503)                     4,819
     Other current liabilities                                                        (4,183)                        --
                                                                                    --------                  ---------
Net cash provided (used in) by operating activities                                   (4,043)                     8,701

Cashflows from investing activities:
   Payment for acquisition of business, net of cash acquired                          (5,647)                  (148,074)
   Capital expenditures and other                                                     (4,571)                    (3,670)
                                                                                    --------                  ---------
Net cash used in investing activities                                                (10,218)                  (151,744)

Cashflows from financing activities:
   Proceeds from tender financing                                                         --                    186,979
   Net borrowings under line of credit                                                14,029                     (1,051)
   Principal repayments under long term debt                                          (2,543)                    (5,000)
   Exercise of Stock Options                                                              73                         --
   Payments of dividends                                                                  --                     (1,768)
   Debt issuance costs                                                                    --                     (2,799)
   Net loans to related parties                                                           --                      1,713
                                                                                    --------                  ---------
Net cash provided by financing activities                                             11,559                    178,074

Effect of exchange rate changes on cash                                                  744                       (622)
                                                                                    --------                  ---------
Net increase (decrease) in cash and cash equivalents                                  (1,958)                    34,409

Cash and cash equivalents at beginning of period                                       3,877                      1,839
                                                                                    --------                  ---------
Cash and cash equivalents at end of period                                          $  1,919                  $  36,248
                                                                                    --------                  ---------
                                                                                    --------                  ---------
Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                         $ 15,489                  $     488
   Income taxes                                                                     $  5,192                  $   4,723

Schedule of non-cash investing and financing activities:
   Fair value of assets acquired, net of cash acquired                              $  5,647                  $ 134,480
   In-process technology                                                                  --                  $  50,831
   Liabilities assumed                                                                    --                   ($17,995)
   Fair value of non-tendered stock                                                       --                   ($19,242)
                                                                                    --------                  ---------
   Cash paid, net of cash acquired                                                  $  5,647                  $ 148,074

                       The accompanying notes are an integral part of these
                           condensed consolidated financial statements

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (OCTOBER 3, 1998 - UNAUDITED)

NOTE 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 3, 1998 are not necessarily indicative of the results which may be expected for the year ending January 2, 1999 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 1998 as amended on April 15, 1998.

In May 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve-month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's third quarter of 1998 represents the thirteen-week period ended on October 3, 1998, the nine-month period represents the thirty-nine week and three day period ended on October 3, 1998 and the Company's 1998 fiscal year will end on January 2, 1999. Fiscal year 1998 will have fifty-three weeks. The quarter ended September 30, 1997, contained 13 weeks and the nine-month period ended September 30, 1997 contained 39 weeks. The difference between the comparable periods is not material in terms of sales and net loss.

NOTE 2: BASIS OF PRESENTATION

The financial statements of the Company include the accounts of its wholly owned subsidiaries in the United States, France, Mexico, the United Kingdom, Australia, Hong Kong and Japan. All intercompany accounts and transactions have been eliminated.

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

NOTE 3: INVENTORIES

The composition of inventories at October 3, 1998 and December 31, 1997 was as follows:

                                        October 3, 1998     December 31, 1997
                                        ---------------     -----------------
      Raw materials                       $23,374,000         $20,014,000
      Work in process                       2,473,000           2,328,000
      Finished goods                        6,150,000           7,761,000
                                          -----------         -----------
      Total Inventories                   $31,997,000         $30,103,000
                                          -----------         -----------
                                          -----------         -----------

NOTE 4: COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the nine months ended October 3, 1998 and September 30, 1997 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                        October 3, 1998     September 30, 1997
                                        ---------------     ------------------
      Net loss                             (21,474)              ($46,498)
      Foreign currency translation
       adjustments                             744                   (622)
      Comprehensive loss                  ($20,730)              ($47,120)
                                          --------               --------
                                          --------               --------

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

The condensed consolidating financial information presents condensed financial statements as of October 3, 1998 and December 31, 1997 and for the nine month period ended October 3, 1998 of:

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

           d) elimination entries necessary to consolidate the Parent Company and its subsidiaries, and

           e)  the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed financial statements for the nine-month period ended September 30, 1997.

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

                                                                       OCTOBER 3, 1998 (UNAUDITED)
                                        ------------------------------------------------------------------------------------
                                                           GUARANTOR
                                                          SUBSIDIARIES
                                                      --------------------    NON-GUARANTOR
                                         PARENT        FRENCH         US      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        --------      -------      -------    ------------     ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents             $  4,321      $  (237)     $(3,235)     $ 1,070        $     --          $  1,919
  Accounts receivable, net                 9,717        3,823       19,156        3,956              --            36,652
  Inventories                              7,446        6,675       14,581        3,978            (683)           31,997
  Prepaid expenses and other
    current assets                         9,975        1,412          436          496             199            12,518
  Intercompany                            (7,910)      (3,230)      11,832       (3,029)          2,337                --
                                        --------      -------      -------      -------        --------          --------
      Total current assets                23,549        8,443       42,770        6,471           1,853            83,086
  Fixed assets, net of
    accumulated depreciation               4,073        4,368       11,767        1,552              --            21,760
  Intangible assets                       69,119          459        2,955          (50)             --            72,483
  Other assets                             5,770          482        1,482           72              --             7,806
  Investment in Subsidiaries              45,029        8,752           --           --         (53,781)               --
                                        --------      -------      -------      -------        --------          --------
      Total assets                      $147,540      $22,504      $58,974      $ 8,045        $(51,928)         $185,135
                                        --------      -------      -------      -------        --------          --------
                                        --------      -------      -------      -------        --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                         3,484        4,974        8,523        1,911              --            18,892
  Current portion of long-term
    debt                                   6,650          229           20            2              --             6,901
  Current portion of government
    grant obligations                         (1)         865           --           20              --               884
  Accrued payroll, payroll taxes
    and benefits                           2,783        1,821        1,931          395              --             6,930
  Accrued expenses                         4,914          354        1,216          187              --             6,671
  Income taxes payable                    (3,704)         399        3,244          337              --               276
  Deferred revenue                           192        1,232          697           --              --             2,121
  Other current liabilities                  297            1           --           --              --               298
                                        --------      -------      -------      -------        --------          --------
      Total current liabilities           14,615        9,875       15,631        2,852              --            42,973
Non-current liabilities:
  Long-term debt                         173,411        1,633           24          113              --           175,181
  Government grant obligations                --          784          550           --              --             1,334
  Other long-term liabilities                 --        2,106        1,646           --              --             3,752
  Deferred tax liability                  (2,168)       2,154          315           --              --               301
                                        --------      -------      -------      -------        --------          --------
      Total liabilities                  185,858       16,552       18,166        2,965              --           223,541
                                        --------      -------      -------      -------        --------          --------
Shareholders' equity (deficit):
  Common stock                            24,257        4,167           --          505          (4,672)           24,257
  Comprehensive Income                       174          580           --          (95)           (573)               86
  Retained earnings (accumulated
    deficit)                             (62,749)       1,205       40,808        4,670         (46,683)          (62,749)
                                        --------      -------      -------      -------        --------          --------
  Total shareholders' equity (deficit)   (38,318)       5,952       40,808        5,080         (51,928)          (38,406)
                                        --------      -------      -------      -------        --------          --------
  Total liabilities and shareholders'
    equity (deficit)                    $147,540      $22,504      $58,974      $ 8,045        $(51,928)         $185,135
                                        --------      -------      -------      -------        --------          --------
                                        --------      -------      -------      -------        --------          --------

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              (IN THOUSANDS)

                                                              NINE MONTHS ENDED OCTOBER 3, 1998 (UNAUDITED)
                                        ------------------------------------------------------------------------------------
                                                           GUARANTOR
                                                          SUBSIDIARIES
                                                      ---------------------   NON-GUARANTOR
                                         PARENT        FRENCH         US      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        --------      -------      --------   ------------     ------------     ------------
Net Sales                               $ 46,575      $34,903      $100,368      $17,353        $(24,474)         $174,725
Cost of net sales                         30,922       22,057        72,008       13,461         (25,835)          112,613
                                        --------      -------      --------      -------        --------          --------
Gross margin                              15,653       12,846        28,360        3,892           1,361            62,112


Operating expenses:
  Selling, general & administrative        8,708        4,108        12,134        3,356              --            28,306
  Research and development                 3,236        2,629         5,538          422              --            11,825
  Plant closing expenses                     799           --            --           --              --               799
  Acquisition related
    intangible amortization               25,892           --            --           --              --            25,892
                                        --------      -------      --------      -------        --------          --------
Total operating expenses                  38,635        6,737        17,672        3,778              --            66,822
                                        --------      -------      --------      -------        --------          --------

Income (loss) from operations            (22,982)       6,109        10,688          114           1,361            (4,710)
Interest and other income                  3,980           51            12          105          (3,918)              230
Interest and other expense                12,975        4,043           208           18          (3,911)           13,333
Equity earnings in subsidiaries            6,541           --            --           --          (6,541)               --
                                        --------      -------      --------      -------        --------          --------

Income (loss) before income taxes        (25,436)       2,117        10,492          201          (5,187)          (17,813)

Income taxes (benefit)                    (3,963)       2,592         4,283          167             582             3,661
                                        --------      -------      --------      -------        --------          --------

Net income (loss)                       $(21,473)     $  (475)     $  6,209      $    34        $ (5,769)         $(21,474)
                                        --------      -------      --------      -------        --------          --------
                                        --------      -------      --------      -------        --------          --------

             AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                        NINE MONTHS ENDED OCTOBER 3, 1998 (UNAUDITED)
                                        ------------------------------------------------------------------------------------
                                                           GUARANTOR
                                                          SUBSIDIARIES
                                                      ---------------------   NON-GUARANTOR
                                         PARENT        FRENCH         US      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        --------      -------      --------   ------------     ------------     ------------
Cashflows from operating activities:

  Net cash provided by (used in)
    operating activities                $(15,962)     $   678      $ 11,207      $ (356)           $ 390          $ (4,043)

Cashflows from investing activities:

  Payment for acquisition of business
    and other intangibles                 (3,929)        (733)         (934)        (51)              --            (5,647)
  Capital expenditures and other          (1,443)      (1,314)       (1,842)         28               --            (4,571)
                                        --------      -------      --------      ------            -----          --------
  Net cash provided by (used in)
    investing activities                  (5,372)      (2,047)       (2,776)        (23)              --           (10,218)

Cashflows from financing activities:

  Net borrowings under line of credit     14,029           --            --          --               --            14,029
  Principal repayments under long
    term debt                             (2,400)        (143)           --          --               --            (2,543)
  Exercise of stock options                   73           --            --          --               --                73
                                        --------      -------      --------      ------            -----          --------
  Net cash provided by (used in)
    financing activities                  11,702         (143)           --          --               --            11,559

Effect of exchange rate changes on cash       93        1,137            --         (96)            (390)              744
                                        --------      -------      --------      ------            -----          --------

Net increase in cash and cash
  equivalents                             (9,539)        (375)        8,431        (475)              --            (1,958)

Cash and cash equivalents at beginning
  of period                               13,860          138       (11,666)      1,545               --             3,877
                                        --------      -------      --------      ------            -----          --------

Cash and cash equivalents at end of
  period                                $  4,321      $  (237)     $ (3,235)     $1,070            $  --          $  1,919
                                        --------      -------      --------      ------            -----          --------
                                        --------      -------      --------      ------            -----          --------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                DECEMBER 31, 1997
                                               ------------------------------------------------------------------------------------
                                                                 GUARANTOR SUBSIDIARIES
                                                                ------------------------ NON-GUARANTOR
                                                   PARENT        FRENCH          US      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                -----------     ---------     --------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 13,860       $   138      $(11,666)      $ 1,545     $     --       $  3,877
  Restricted cash                                    8,594            --            --            --           --          8,594
  Accounts receivable, net                          10,388         3,760        15,209         3,099       (1,941)        30,515
  Inventories                                        3,611         4,995        17,140         4,600         (243)        30,103
  Prepaid expenses and other current assets          4,235         9,759           437        (3,316)        (100)        11,015
  Intercompany                                     (14,259)        2,612        11,514        (1,761)       1,894             --
                                               ------------  ------------  ------------   -----------   ----------   -----------
    Total current assets                            26,429        21,264        32,634         4,167         (390)        84,104
  Fixed assets, net of accumulated depreciation      3,847         4,052        11,679         1,957           --         21,535
  Intangible assets                                 88,555            93         3,521           202           --         92,371
  Other assets                                       5,428           413           418            83         (308)         6,034
  Investment in Subsidiaries                        45,030            --            --            --      (45,030)            --
                                               ------------  ------------  ------------   -----------   ----------   -----------
    Total assets                                  $169,289       $25,822      $ 48,252       $ 6,409     $(45,728)      $204,044
                                               ------------  ------------  ------------   -----------   ----------   -----------
                                               ------------  ------------  ------------   -----------   ----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   2,511         6,569         6,767         1,504           --         17,351
  Current portion of long-term debt                  5,689           227            32            --           --          5,948
  Current portion of government grant obligations       --           649            --            --           --            649
  Accrued payroll, payroll taxes and benefits          689         3,558         1,947            --           --          6,194
  Accrued expenses                                   1,620         1,196         2,113          (284)          --          4,645
  Income taxes payable                               1,937           174          (174)           --           --          1,937
  Deferred revenue                                     416         1,121           519            --           --          2,056
  Rabbi Trust                                        8,594            --            --            --           --          8,594
  Other current liabilities                          4,481            --            --            --           --          4,481
                                               ------------  ------------  ------------   -----------   ----------   -----------
    Total current liabilities                       25,937        13,494        11,204         1,220           --         51,855
Non-current liabilities:
  Long-term debt                                   162,903         2,014           600            47           --        165,564
  Government grant obligations                          --         1,569            --            --           --          1,569
  Other long-term liabilities                       (2,168)        3,455         1,850            --           --          3,137
                                               ------------  ------------  ------------   -----------   ----------   -----------
    Total liabilities                              186,672        20,532        13,654         1,267           --        222,125
                                               ------------  ------------  ------------   -----------   ----------   -----------
Shareholders' equity (deficit):
  Common stock                                      23,852         4,167            --           360       (4,527)        23,852
  Comprehensive Income                                  40          (557)           --             2         (143)          (658)
  Retained earnings (accumulated deficit)          (41,275)        1,680        34,598         4,780      (41,058)       (41,275)
                                               ------------  ------------  ------------   -----------   ----------   -----------
  Total shareholders' equity (deficit)             (17,383)        5,290        34,598         5,142      (45,728)       (18,081)
                                               ------------  ------------  ------------   -----------   ----------   -----------
  Total liabilities and shareholders' equity
    (deficit)                                     $169,289       $25,822       $48,252        $6,409     $(45,728)      $204,044
                                               ------------  ------------  ------------   -----------   ----------   -----------
                                               ------------  ------------  ------------   -----------   ----------   -----------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                     -------------------------------------------------------------------------------------
                                                  GUARANTOR SUBSIDIARIES
                                                  ----------------------      NON-GUARANTOR
                                      PARENT        FRENCH          US         SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                     --------       ------         ----        ------------     ------------  ------------
Net Sales                            $  6,166      $ 33,558     $ 80,230         $ 4,040         $ (24,436)    $ 99,558
Cost of net sales                       4,160        20,968       61,531           3,415           (23,096)      66,978
                                     --------      --------     --------         -------         ---------     --------
Gross margin                            2,006        12,590       18,699             625            (1,340)      32,580


Operating expenses:
    Selling, general &
     administrative                     3,457         3,683        5,716             730               292       13,878
    Research and development              322         2,371        3,513              44               (52)       6,198
    In-process technology              50,831            --           --              --                --       50,831
                                     --------      --------     --------         -------         ---------     --------
Total operating expenses               54,610         6,054        9,229             774               240       70,907
                                     --------      --------     --------         -------         ---------     --------

Income (loss) from operations         (52,604)        6,536        9,470            (149)           (1,580)     (38,327)

Interest and other income                 284           151          (62)             17                --          390

Interest and other expense              3,588           161         (673)              1                --        3,077

Equity earnings in subsidiaries         9,209            --           --              --            (9,209)          --
                                     --------      --------     --------         -------         ---------     --------

Income (loss) before income taxes     (46,699)        6,526       10,081            (133)          (10,789)     (41,014)

Income taxes (benefit)                   (201)        2,862        3,530             (51)             (656)       5,484
                                     --------      --------     --------         -------         ---------     --------

Net income (loss)                    $(46,498)     $  3,664     $  6,551         $   (82)        $ (10,133)    $(46,498)
                                     --------      --------     --------         -------         ---------     --------
                                     --------      --------     --------         -------         ---------     --------

                 AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                           -------------------------------------------------------------------------------------
                                                        GUARANTOR SUBSIDIARIES
                                                        ----------------------     NON-GUARANTOR
                                            PARENT        FRENCH        US         SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                           --------       ------       ----        ------------     ------------  ------------
Cashflows from operating activities:
     Net cash provided by (used in)
      operating activities                    4,169        7,313        (669)         (1,997)          (115)         8,701

Cashflows from investing activities:
     Payment for acquisition of business
      and other intangibles                (147,522)          --        (552)             --             --       (148,074)
     Capital expenditures and other             (15)      (1,494)     (2,161)             --             --         (3,670)
                                          ---------     --------   ---------         -------          -----      ---------
     Net cash provided by (used in)
      investing activities                 (147,537)      (1,494)     (2,713)             --             --       (151,744)

Cashflows from financing activities:
     Proceeds from tender financing         186,979           --          --              --             --        186,979
     Net repayment under line of credit          --          157      (1,174)            (34)            --         (1,051)
     Principal repayments under long
      term debt                                  --       (1,102)     (3,892)             (6)            --         (5,000)
     Payments of dividends                       --       (1,768)         --              --             --         (1,768)
     Debt issuance costs                     (1,050)          --      (1,749)             --             --         (2,799)
     Net loans to related parties              (728)         712        (745)          2,474             --          1,713
                                          ---------     --------   ---------         -------          -----      ---------
     Net cash provided by (used in)
      financing activities                  185,201       (2,001)     (7,560)          2,434             --        178,074

Effect of exchange rate changes on
 cash                                          (682)        (601)        546             --             115           (622)
                                          ---------     --------   ---------         -------          -----      ---------
Net increase in cash and cash
 equivalents                                 41,151        3,217     (10,396)            437             --         34,409

Cash and cash equivalents at beginning
 of period                                       --        1,494         230             115             --          1,839

Cash and cash equivalents at end of
 period                                   $  41,151     $  4,711   $ (10,166)            552          $  --       $ 36,248
                                          ---------     --------   ---------         -------          -----      ---------
                                          ---------     --------   ---------         -------          -----      ---------

                                    Page 12

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

Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. For the third quarter of 1997 and first nine months of 1997, the following discussion includes the complete results of operations of Axiohm, and one month of DH for comparative purposes. While the effective date of the Merger was October 2, 1997 for legal purposes, the effective date of the acquisition of DH for accounting purposes was August 31, 1997.

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

The company was reorganized into two divisions during the third quarter of 1998: transaction products, based in Blue Bell, Pennsylvania and identification products, based in Denver, Colorado. Transaction products account for approximately 85-90% of the revenue of the business and identification products represent the balance of the revenue of the business. This reorganization was undertaken to better serve customer needs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1997

NET SALES. Net Sales of $59.0 million for the third quarter of 1998 increased 37.5%, or $16.1 million, compared to net sales of $42.9 million for the same period last year. Slightly more than 85% of the increase was the result of the inclusion of sales of DH; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices.

COST OF NET SALES. Cost of net sales of $38.5 million remained relatively constant at 65.3% of net sales for the third quarter of 1998 compared to 65.6% of net sales for the same period of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $10.0 million increased to 17.0% of net sales in the third quarter of 1998 from 12.3% in the same period in 1997. The majority of the increase was due to the inclusion of expenses of DH and costs related to the acquisition of DH; the balance was primarily the result of higher staffing levels and expenses needed to support higher sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 6.6% in the third quarter of 1998 compared to 6.0% in the third quarter of 1997. Total dollars expended for research and development increased $1.3 million to $3.9 million in the third quarter of 1998 compared to $2.6 million in the third quarter of 1997 primarily due to the inclusion of expenses of DH. In addition, the Company believes that continued timely development of new products and enhancements to existing products are essential to maintaining the Company's competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollar terms for the foreseeable future.

PLANT CLOSING EXPENSES. The Company recorded $0.8 million in expenses in the third quarter of 1998, relating to the relocation of operations from the Paso Robles, California and Riverton, Wyoming facilities to the company's Ithaca, New York facility, primarily for the accrual of bonuses to be paid to employees upon completion of integration duties.

ACQUISITION RELATED INTANGIBLE AMORTIZATION. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $8.9 million in non-cash acquisition related charges which principally includes non-cash intangibles amortization.

LOSS FROM OPERATIONS. Loss from operations for the third quarter of 1998 was $3.2 million, compared to a loss from operations of $46.8 million in the same period for 1997. The loss from operations in the third quarter of 1998 was primarily due to the acquisition related amortization charges discussed above. The loss in the third quarter 1997 was due primarily to the one time charge of $50.8 million for in-process technology, relating to the acquisition.

INTEREST AND OTHER EXPENSE. Interest expense increased to $4.3 million in the third quarter of 1998 from $2.7 million for the same period in 1997. This was primarily due to higher average outstanding debt balances, couple with longer outstanding periods related to the New Credit Facility and Notes.

INCOME TAXES. Provision for income taxes of $1.1 million in the third quarter of 1998 decreased $1.2 million from $2.3 million in 1997. Although the company reported a loss before income taxes, a provision for income taxes was recorded because goodwill amortization was not deductible for income tax purposes. In addition the company pays income taxes in foreign countries, principally France, on income earned in those countries. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 45.0% in 1998 compared to 46.0% in 1997, and 39% in the second quarter of 1998. The increase from the second quarter is the result of higher than anticipated pretax income outside the United States.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1997

NET SALES. Net Sales of $174.7 million for the first nine months of 1998 increased 75.5%, or $75.2 million, compared to net sales of $99.6 million for the same period last year. Approximately 80% of the increase was the result of the inclusion of sales of DH since the acquisition; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices.

COST OF NET SALES. Cost of net sales of $112.6 million decreased to 64.5% of net sales for the first nine months of 1998 from 67.3% of net sales for the same period of 1997, due primarily to the following four factors: a favorable impact of the exchange rate between the U.S. dollar and the French franc for products manufactured in France and sold in the U.S.; lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $28.3 million increased to 16.2% of net sales in the first nine months of 1998 from 11.0% in the same period in 1997. The vast majority of the increase was due to the inclusion of expenses of DH and costs related to the acquisition of DH; the balance was primarily the result of recruiting, severance and other expenses needed to support higher sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 6.8% in the first nine months of 1998 compared to 6.2% in the first nine months of 1997. Total dollars expended for research and development increased $5.6 million to $11.8 million in the first nine months of 1998 compared to $6.2 million in the same period of 1997 primarily due to the inclusion of expenses of DH.

PLANT CLOSING EXPENSES. The Company recorded $0.8 million in expenses in the first nine months of 1998, relating to the relocation of operations from the Paso Robles, California and Riverton, Wyoming facilities to the company's Ithaca, New York facility, primarily for the accrual of bonuses to be paid to employees upon completion of integration duties.

ACQUISITION RELATED INTANGIBLE AMORTIZATION. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $8.9 million in non-cash acquisition related charges which principally includes non-cash intangible amortization.

LOSS FROM OPERATIONS. Loss from operations for the first nine months of 1998 was $4.7 million, compared to a loss from operations of $38.3 million in the same period for 1997. The loss from operations in the first nine months of 1998 was primarily due to the acquisition related amortization charges discussed above. The loss in 1997 is inclusive of a one-time charge of $50.8 for in-process technology.

INTEREST AND OTHER EXPENSE. Interest expense increased to $13.3 million in the first nine months of 1998 from $3.1 million for the same period in 1997 due to interest payments on the New Credit Facility and Notes.

INCOME TAXES. Provision for income taxes of $3.7 million in the first nine months of 1998 decreased $1.8 million from $5.5 million in 1997. Although the company reported a loss before income taxes, a provision for income tax was recorded because goodwill amortization was not deductible for federal income tax purposes. In addition the company pays income taxes in foreign countries, principally France, where historically the tax rate is higher than that of the U.S., on income earned in those countries. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 44.8% for 1998 compared to 41.8% for 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time, including the forward-looking statements included in this report.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE. On October 3, 1998, the Company's total debt (net of cash) was $182.4 million and the Company had a shareholders' deficit of $38.4 million. Required principal payments under the New Credit Facility and Notes (excluding the Revolver) are as follows: $0.8 million remaining in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and $120.0 million in 2007. In 1998, it is anticipated that capital expenditures will not exceed the limit of $10.5 million permitted under the New Credit Facility.

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

Axiohm has historically experienced, and the Company expects to continue to experience, relatively lower levels of sales of existing point of sale transaction printers during the period from mid-November to the end of December primarily in the United States. The Company believes that this seasonality has been caused by the fact that some of its POS customers do not install new systems in their facilities between Thanksgiving and Christmas, so as not to disturb their sales flow during this heavy selling period.

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

DEPENDENCE ON PRINCIPAL CUSTOMER. Sales to NCR Corporation ("NCR"), the Company's largest customer, for the nine months ended October 3, 1998 were 25% of total revenue. Net sales for the years ended December 31, 1997 and 1996 were 35% and 52% respectively. No other customer accounted for more than 10% of net sales for the year ended December 31, 1996 or December 31, 1997. On September 2, 1997, Axiohm IPB entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm IPB intend and expect that NCR will purchase from Axiohm IPB substantially all of its requirements for transaction printers of the type manufactured by Axiohm IPB (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm IPB at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm IPB's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results. Sales of certain products in 1998 not covered by its contract with NCR are expected to approximate 1997's level of approximately 5% of combined pro-forma revenues assuming companies were combined from January 1st, of $212 million, and the Company does not anticipate significant revenue from these products in 1999. In the second quarter Solectron Corp. was assigned the NCR business as part of the sale of certain NCR manufacturing operations to Solectron Corp. and is expected to be the Company's largest customer in 1998. The company currently expects that this assignment will not have a material adverse impact on its financial position or results of operations.

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

INTEGRATION OF OPERATIONS. The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. During the second quarter of 1998, as part of the strategy to achieve purchasing, manufacturing and other synergies begun with the acquisition of DH, the Company finalized its plan to consolidate two of its manufacturing operations principally into its Ithaca, New York manufacturing operation as discussed above. The Company expects to incur $6 million in costs through 1999 related to consolidation of these two facilities and expects to realize annual savings of approximately $3.5 million by the end of 1999. The company recorded $3 million in additional goodwill in the second quarter related to the closure of the two former DH manufacturing operations. Any inability of the Company to integrate these operations successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations. In addition, the historical financial statements presented in this Report may not necessarily be indicative of the results that would have been attained had the Company actually operated on a combined basis.

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

MANAGEMENT OF FUTURE ACQUISITIONS. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses, and the Company intends to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the Company will be able to consummate any beneficial acquisitions in the future or that the anticipated benefits of any acquisition will be realized. If any such acquisitions are consummated, a failure by the Company to manage any such acquisitions successfully could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there may be future acquisitions that could result in potentially dilutive issuance of equity securities, the occurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000-STATE OF READINESS

The Company recognizes the need for addressing the "Year 2000" issue and has developed an oversight committee to ensure compliance prior to December 31, 1999. Representatives from each operating location, both domestic and international, have been identified and assigned the task of evaluating the state of readiness of each respective location. In addition, the Company has recently employed a Chief Information Officer to oversee the Company's Year 2000 compliance issues. Information systems ("IT") which are considered to be non-compliant are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily those systems embedded in equipment and systems used in manufacturing and other facilities. In addition, the teams have been given the responsibility of determining the state of readiness of customers and vendors and other third parties that may have a material impact on the Company, and develop contingency plans where necessary. The Company thus far has primarily used, and expects to continue to primarily use, internal resources to implement its readiness plan and to upgrade or replace systems affected by the Year 2000 issue.

As part of the Company's Year 2000 project, the Company has completed the awareness phase of all IT and non-IT systems pertaining to the Year 2000 issue. The Company has completed its initial evaluation of current computer systems hardware, including software and embedded technologies. Evaluation of IT systems is approximately 75% complete and is expected to be 100% complete during the fourth quarter of 1998. The Company expects to begin and complete its evaluation of the "state of readiness" of both vendors and customers with a material relationship during the fourth quarter 1998. The following table summarizes the current status of the Company's position in addressing Year 2000 issues.

------------------------------------------------------------------
                          %           PROJECT COMPLETION DATE
PHASE                 COMPLETED       DURING THE QTR. ENDING
------------------------------------------------------------------
Awareness                100%

------------------------------------------------------------------
Evaluation               75%          3/31/99

------------------------------------------------------------------
Renovation               50%          6/30/99

------------------------------------------------------------------
Validation               50%          9/30/99

------------------------------------------------------------------
Implementation           50%          12/31/99

------------------------------------------------------------------

Based on the evaluation process thus far, the Company has identified the primarily non-compliant issue to reside within the company's accounting and manufacturing software.

The Company has purchased the necessary hardware and software and is currently in the process of implementing firm wide an Oracle based enterprise resource planning system ("ERP"). To date, Version 10.6 has been implemented in several locations. Although Version 10.6 does not fully address Year 2000 requirements, the Company believes that Oracle ERP Version 10.7 does. Such Version 10.7 has already been released by Oracle, and the Company has begun testing and implementation with those divisions currently working with 10.6.

The Company anticipates 75% completion of the Oracle conversion by second quarter 1999, and 100% completion to be achieved by the third quarter 1999. Failure to implement Oracle ERP Version 10.7 or some other form of enterprise software that addresses Year 2000 requirements prior to the year 2000 might result in significant difficulties in the Company's administration of invoicing and payables and other processes. Such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

While the Company has not completed its evaluation of non-IT systems, it is believed that such items which are not Year 2000 compliant can easily be remedied through the purchase of "over the counter" products. A material effect on the company's performance is not expected.

YEAR 2000-COSTS TO ADDRESS ISSUES

Incremental costs associated with Year 2000 compliance are expected to approximate $3.0 million through December 31, 1999. Of which, the Oracle conversion is expected to be the largest portion totaling $2.0 million. Through October 3, 1998, the company has spent $1.0 million associated with the Oracle conversion or 50% of the total. This estimate assumes that the Company will not incur significant costs associated with Year 2000 compliance on behalf of vendors, customers or other third parties.

YEAR 2000-RISKS OF ISSUES

The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in systems failure or miscalculations causing disruptions in operations, including a temporary inability to process transactions, send invoices, or engage in normal business activities. Such failures could materially and adversely affect the liquidity and financial performance of the company. Dependent on the readiness of suppliers, delays in supplies could directly correlate to reduced shipments and lost sales. In addition, a similar result can be suggested, in the event major customers do not meet Year 2000 compliance.

YEAR 2000-CONTINGENCY PLAN

The Company has not, to date, implemented a contingency plan regarding Year 2000 non-compliance. It is the Company's goal to have the foundation developed by the first quarter 1999. A completed plan is to be achieved by the end of the second quarter 1999. The Company believes that in-house problems can be addressed through the use of alternative resources and manual processes. However, due to the uncertainty of third party factors, the Company believes a detailed contingency plan is needed.

The costs and timetables in which the Company plans to complete the Year 2000 readiness activities, as well as potential outcomes of non-compliance are based on management's best estimates. These estimates were derived using numerous assumptions of future events including continuing factors.

Evaluation of Year 2000 issues is a continuous process. There can be no assurance that these estimates will be achieved. Failure to achieve these estimates, or complete the Company's Year 2000 readiness plan and activities, could have a material effect on the company's financial condition and operating results.

EURO.

On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will then trade on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and is currently in the process of developing a plan to address any issue being raised by the currency conversion. Possible issues include, but are not limited to, the need to adapt computer and financial systems to recognize Euro- denominated transactions, as well as the impact of one common European currency on pricing. The Company anticipates that any unaddressed issues will be resolved during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary anticipated sources of capital are cash flow from operations and borrowings under the New Credit Facility. For the nine months ending October 3, 1998, cash used by operating activities was $4.0 million, which is primarily the result of an increase in working capital of $13.6 million in excess of the net loss plus depreciation and amortization. The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. At the time of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. As part of this plan, the Company announced a major restructuring program that will consolidate two of its former DH manufacturing operations principally into its Ithaca, New York manufacturing operation as discussed above.

Required principal payments under the New Credit Facility and Notes (excluding the Revolver) are as follows: $0.8 million remaining in 1998; $7.8 million in 1999; $7.8 million in 2000; $9.1 million in 2001; $5.6 million in 2002; $12.25 million in 2003; and $120 million in 2007. It is anticipated that capital expenditures in 1998 will not exceed the maximum permitted under the New Credit Facility of $10.5 million. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

At October 3, 1998, the Company's total debt (net of cash) including government grant obligations was $182.4 million, including $13.5 million under the revolving credit facility. Debt levels increased since December 31, 1997 due to borrowings against the line of credit to fund payments made to former officers of $3.5 million, the payment of $11.8 million of subordinated interest expense and working capital requirements in excess of net income plus depreciation and amortization.

The New Credit Facility and the Notes, and other debt instruments of the Company may, impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The New Credit Facility includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. As indicated above, the company's future compliance with these covenants will depend on future performance which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors, which are beyond its control. Its compliance depends on the timing of orders from customers, timing of new product introductions, capital expenditures, working capital requirements, gross margins and expense levels. The New Credit Facility subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the occurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the occurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemption's; prepayment or repurchase of other indebtedness and other provisions. Effective September 25, 1998, the Company renegotiated the conditions of its bank agreement. Modifications mainly affect the covenant levels within the agreement. See attached amendment, Exhibit. 10.1 The Company has entered into a $20 million interest rate swap agreement with a major financial institution. This swap agreement has the effect of converting certain variable rate debt to defined rate obligations and expires in November, 1999. Net amounts paid or received are accrued on a settlement basis as adjustments to interest expense.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the New Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The first payment of $5.9 million was paid April 1, 1998. A subsequent payment of $5.9 million was made on October 1, 1998. The Indenture contains covenants regarding restricted payments, occurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in contracts, by requiring that the entity recognize those items as assets of liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal year beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard by January 1, 2000.

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt SFAS No. 131 in connection with the preparation of the January 2, 1999 consolidated financial statements, as permitted by the pronouncement. The adoption of these standards is not expected to have a material impact on consolidated results, financial condition, or long-term liquidity.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting for the costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up cost and organization costs. The SOP requires costs related to start-up activities and organizational costs to be expensed as incurred. The statement is effective for financial statements for fiscal year beginning after December 15, 1998.

The Company plans to adopt these statements in connection with the preparation of the December 31, 1999 consolidated financial statements, as permitted by each statement, SOP 98-1, and 98-5. The adoption of these standards is not expected to have a material impact on consolidated results, financial condition, or long-term liquidity.

RESTRICTIONS ON DISTRIBUTIONS BY GUARANTORS TO THE COMPANY

There are no contractual restrictions, under the New Credit Facility or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equity-holder of all of the Guarantor Subsidiaries.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of 1998 the Company settled a pending claim associated with a complaint which was filed by Axiohm S.A. on June 17, 1997 in the Central District of California alleging infringement of Axiohm's U.S. Patent No. 5,579,043 by Seiko Epson and Epson America. On December 22, 1997, Seiko Epson and Epson America had filed an answer to Axiohm's complaint as well as counterclaims against both Axiohm and Axiohm IPB. In their response, Seiko Epson and Epson America denied the validity of Axiohm S.A.'s Patent
No. 5,579,043 and infringement thereof, and sought declaratory relief to that effect. Seiko Epson and Epson America further alleged that Axiohm and Axiohm IPB had infringed and were infringing Seiko Epson's U.S. Patent Nos. 5,437,004 5,594,653 and 5,555,349, and sought injunction relief, treble damages and attorney's fees. The settlement agreement does not require any payments by any of the companies.

In September 1998, Andrew Newmark filed a complaint against the Company in the United States District Court, Southern District of California, claiming rights to a finders fee of up to $2,187,500 in connection with the 1997 acquisition of the Company by Axiohm S.A. Also in September, the Company filed an action in the United States District Court for the Southern District of New York against Mr. Newmark, seeking a judgement that Mr. Newmark is not entitled to any fee. Motions have been presented by each party in each suit regarding the appropriateness of the respective forums. Although the Company believes that its position is meritorious, the litigation may be costly and time consuming. There can be no assurance that the Company will ultimately prevail in suits with Mr. Newmark.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

AXIOHM TRANSACTION SOLUTIONS, INC. BY:

 NOVEMBER 6, 1998                                 /s/ WALTER S. SOBON
 ----------------                      ----------------------------------------
      DATE                             WALTER S. SOBON, CHIEF FINANCIAL OFFICER
                                              (CHIEF FINANCIAL OFFICER)

                     AXIOHM TRANSACTION SOLUTIONS, INC.
                  EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED OCTOBER 3, 1998

      EXHIBIT   DESCRIPTION
      -------   -----------

        10.1    FOURTH AMENDMENT, dated as of September 25, 1998 to the CREDIT
                AGREEMENT, dated as of October 2, 1997, among the Company, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers
                Inc. as Arranger, Lehman Commercial Paper Inc, as
                Syndication  Agent and Union Bank of California,
                N.A. as Administrative Agent, as amended by the Global Amendment and Assignment and Acceptance, dated as of October 20, 1997.

        27.1    Financial Data Schedule