Form 10-K
period 1999-01-02
AXIOHM TRANSACTION SOLUTIONS INC
filed 1999-04-01
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

 |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                                           OR
 |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        FOR THE TRANSITION PERIOD FROM _____  TO _____

                         COMMISSION FILE NUMBER 0-13459
                                   -----------

                       AXIOHM TRANSACTION SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   94-2917470
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                            1787 SENTRY PARKWAY WEST
                               BLUE BELL, PA 19422

                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (215) 591-0940
                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon 3,008,687 non-affiliate shares at the closing sale price of $7.50 the Common Stock on March 23, 1999 as reported on the Nasdaq National Market, was approximately $22,565,153. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of March 23, 1999, the Registrant had 6,519,301 shares of Common Stock outstanding.
                                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1999 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

         With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements that include the words "expects" "anticipates" and "believes" or similar expressions and statements, which has been identified with an asterisk (*). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. See "The Certain Risks Factors that may affect Future Results" section. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the timing of customer orders and product mix; the level of backlog; market acceptance of new and enhanced versions of the Company's products; Year 2000 issues; the revenue and cost impact of closing two of the Company's manufacturing facilities; the efficiency and cost of labor in its Ithaca, New York facility; the potential ability of the Company to transfer/relocate employees from its Paso Robles and Riverton manufacturing facilities; the inability of the Company to realize anticipated cost reductions because of the substantial amount of management time involved; the impact of substantial leverage and debt service on the Company; and the uncertainty as to whether, and at what price, private purchases of securities from existing shareholders might occur.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Axiohm Transaction Solutions, Inc. (the "Registrant" or "Company") is a non-captive designer, manufacturer and marketer of transaction printers. The Company has a broad product line and manufactures its own thermal and impact printheads and printer components utilizing thermal, magnetic and impact technologies. The Company's transaction printer products are used in retail, financial and commercial transactions to provide transaction records such as receipts, tickets, register journals, checks and other documents. In addition to transaction printers, the Company also designs, manufactures and markets: (i) card readers which, similar to transaction printers, are an integral part of transaction activity; and (ii) barcode printers and related consumable supplies, which are used for automatic identification and data collection systems. The Company operates on a worldwide basis with significant activities in North America and Europe. The Company sells its products to OEMs, VARs, distributors and end-users.

1997 BUSINESS COMBINATION

         Until October 2, 1997, the Company operated under the name DH Technology, Inc. ("DH"). On that date, the last in a series of transactions (the "Transactions") occurred as a result of which the Company was acquired by Axiohm S.A., a French corporation ("Axiohm"), and DH, the surviving corporation, changed its name to Axiohm Transaction Solutions, Inc.

         DH, which was headquartered in San Diego, California, had been a leading designer, manufacturer and marketer of impact transaction printing mechanisms, impact and thermal transaction printers, impact printheads and thermal bar code products. DH broadened its role in recent years in transaction products with strategic acquisitions of a manufacturer of magnetic heads and a manufacturer of card readers.

         Axiohm, which was headquartered in Montrouge, France, had been a leading designer, manufacturer, and marketer of thermal transaction printing mechanisms and thermal and impact transaction printers for both standard and application-specific uses. Axiohm was created in 1988 through a management buyout of the thermal printhead business from Schlumberger Limited ("Schlumberger"). At that time, Axiohm had annual sales of approximately $3.0 million. In 1994, Axiohm purchased from NCR Corporation ("NCR") the assets and operations of NCR's transaction printer business and placed the business in a wholly owned U.S. subsidiary, Axiohm IPB, Inc. ("Axiohm IPB").

         On August 21, 1997, AX Acquisition Corporation, a California corporation (the "Purchaser") and an indirect wholly owned subsidiary of Axiohm, acquired 7,000,000 shares of the Common Stock of DH through a tender offer to the shareholders of DH at a price per share of $25 in cash (the "Tender Offer"). The Tender Offer was made pursuant to an Agreement and Plan of Merger, dated July 14, 1997, among DH, Axiohm and Purchaser (the "Merger Agreement"). The 7,000,000 shares acquired by Purchaser in the Tender Offer represented approximately 87.5% of the outstanding Common Stock of DH and thereby gave Axiohm and its controlling shareholders control of DH.

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

         The Company financed the above transactions with (i) borrowings of approximately $57.0 million under a new $85.0 million credit facility that provides for term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility") and revolving loans and letters of credit up to $35.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility") and (ii) the proceeds of a private placement (the "Offering") of $120,000,000 of its 93/4% Senior Subordinated Notes due 2007. The Notes were exchanged in March 1998 for new, substantially identical notes, which have been registered under the Securities Act of 1933, as amended (the "Securities Act") (such new notes herein the "Notes").

INDUSTRY OVERVIEW

         Transaction products are used in numerous applications in three primary vertical markets: (i) the Point of Sale (POS) market, which includes retailers, supermarkets, gas stations, convenience stores and fast food retailers; (ii) the financial services market, for applications such as ATMs, money order machines and bank teller systems; and (iii) the specialty applications market, for use in products such as lottery machines, transportation ticketing machines, pari-mutuel betting machines and information kiosks. The transaction printer industry is comprised of non-captive manufacturers, such as the Company, and the internal manufacturing operations of certain OEMs.* The non-captive transaction printer market is highly fragmented, and includes many small competitors that have limited product lines. The Company also believes that larger competitors, such as the Company, benefit from a greater diversification of end-use applications and markets, customers, technology, and geography, which reduces the impact of industry or regional cyclicality.

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

PRODUCTS

         The Company's products consist of transaction products, bar code products and related consumable supplies and services. The Company has historically received the majority of its revenues from the sales of transaction printers and printer mechanisms and expects to continue to derive a significant portion of its revenues from sales of transaction printers and printer mechanisms.* However, the Company has been focusing on two growing product markets *: (i) magnetic stripe and computer chip card readers which, similar to transaction printers, are an integral part of transaction activity; and (ii) bar code printers and related consumable supplies, which are used for automatic identification and data collection systems.*

TRANSACTION PRODUCTS

         The Company designs, manufactures and sells the following transaction products: (i) thermal and impact transaction printers and printer mechanisms as well as a hybrid thermal/impact transaction printer; (ii) impact printheads; and
(iii) magnetic heads, magnetic stripe and computer chip card readers and card reader modules.

         Printheads are the part of the printer that actually creates the image on the paper. Printer mechanisms are application-specific printers that are designed to be integrated into an OEM final product. Magnetic heads retrieve from and store data on a magnetic stripe on a credit or debit card, a check or an airline ticket or boarding pass. Computer chip card readers retrieve from and store data on integrated circuits ("chips") imbedded in a card. Card reader modules are mechanisms designed for the integration into an OEM final product. While both magnetic stripe and chip cards can be used for stored value, credit, debit and personal identification applications, a chip card can store substantially more data and information than a magnetic stripe card.

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

MAGNETIC HEADS AND CARD READERS

         The Company manufactures magnetic heads, as well as magnetic stripe and computer chip card readers and card reader modules, all of which are utilized in the "input" or "front-end" of transaction activity. The Company's card reader products read either magnetic stripe cards or computer chip cards, and in some case both magnetic stripe and computer chip cards. The Company entered the magnetic head and the card reader markets through two strategic acquisitions in late 1995 and early 1997. The Company believes that these "input" or "front-end" transaction products complement the Company's expertise and leading position in the "output" or "back-end" printing segment of transaction activity.

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

PRODUCT DEVELOPMENT

         The Company's product development activities are targeted at both existing and new applications. A variety of engineering skills are required in the development of the Company's products, and the Company maintains expertise in, mechanical, electrical, the firmware, and software engineering disciplines. As of January 2, 1999, the Company had 155 employees dedicated to research and development and spent $15.8 million and $10.0 million in 1998 and 1997, respectively, for research and development.

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

         The Company has developed many technologies and improvements in the field of transaction printing and processing to improve speed, performance and ease of use and to reduce the overall cost of its transaction printers. Such improvements include innovations in the areas of paper loading, paper cutters, print speeds, check processing incorporating MICR and proprietary software drivers that are compatible with various hardware platforms and the Windows 95, Windows NT and OLE for Point-of-Sale Operating Systems. In 1998 and 1997, the Company's new product introductions included low-cost thermal and impact printers, a liner-less bar code label printer, a lower-cost general purpose bar code printer, an Ethernet bar code printer, an easy-load, multi-station POS impact printer, a high speed thermal printer and the first clamshell shuttle printer.

         The Company holds various U.S. and foreign patents on impact and thermal printheads, transaction printers and printing mechanisms and has various U.S. and foreign patent applications pending. See "Intellectual Property Rights."

SALES AND MARKETING

         The Company sells its products to OEMs, VARs, distributors and end-users. For each of the years ended January 2, 1999 and December 31, 1997, approximately 70% to 80% of its net sales were derived from OEMs after giving pro forma effect to the Transactions, with the remaining sales largely split equally among VARs and distributors and direct sales to end-users. Due to the wide variety of end-users and applications for the Company's transaction and bar code printers and card reader products, the Company believes that it is effective to sell through multiple VARs and distributors with defined market niche expertise and presence as well as to OEMs and end-users. OEMs and VARs provide customers with a variety of POS components (including printers), accessories, application software and systems integration expertise. Some OEMs, such as NCR, resell the Company's products under their own brand names.

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

         The Company develops application-specific, customizable and standardized products. Application-specific products are typically developed for one OEM or end-user customer. The process to develop and produce application-specific products typically takes 12 to 18 months. Depending on the product, life cycles are approximately four to eight years. In the case of the development of an application-specific printer mechanism for an OEM, the Company has historically been insulated from competition for approximately six years since it is expensive and time-consuming for OEMs to change suppliers. The OEM would be required to reconfigure its cabinetry tools, electronic hardware and software to the specifications of a particular printer mechanism. In addition, the product produced by the new supplier would have to undergo extensive product testing for reliability. The Company's OEM application-specific products also establish an opportunity for recurring equipment and parts sales as well as service revenue following the introduction of application-specific products.

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

         In addition to specific direct customer marketing efforts, the Company exhibits at major international trade shows. These trade shows are used to introduce new products, develop customer leads, and help expand the Company's sales to VARs and distributors. The Company also advertises in major trade publications.

CUSTOMERS

         TRANSACTION PRINTERS AND PRINTER MECHANISMS. The Company sells its transaction printers to OEMs, VARs, distributors and end-users and its printer mechanisms to OEMs. The Company recently became the sole global supplier of thermal printing mechanisms for ATM requirements to NCR, the Company's largest customer for transaction printers and printer mechanisms in 1998 and 1997. Application-specific printer mechanisms are typically developed for and sold to one OEM customer for integration into the OEM's final products. Some OEMs, such as NCR, resell the Company's transaction printers under their own brand names.

         IMPACT PRINTHEADS. The Company sells impact printheads to OEMs for various transaction and non-transaction applications and has benefited from the trend among OEMs of outsourcing the production of non-core components.

         CARD READERS. The Company sells its magnetic stripe and computer chip card reader products to OEMs, VARs, distributors and end-users.

         BAR CODE PRODUCTS. The Company sells its bar code products to VARs, distributors and end-users. The Company's VAR and distributor customers enhance the value of the Company's bar code products by adding software and service.

         Sales to NCR, the Company's largest customer represented 25% and 35%, respectively, of net sales for the years ended January 2, 1999 and December 31, 1997. No other customer accounted for more than 10% of net sales for the year ended January 2, 1999 or December 31, 1997. On September 2, 1997, the Company entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and the Company intend and expect that NCR will purchase from the Company substantially all of its requirements for transaction printers of the type manufactured by the Company (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from the Company at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to the Company's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition, and operating results.

BACKLOG

         Most customers purchase products from the Company under purchase orders that specify prices for particular quantities. The total backlog under such purchase orders was $45,254,000 as of March 16, 1999, compared to $51,470,000 as of March 6, 1998 taking into account total backlog for both DH and Axiohm. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Accordingly, the Company's backlog as of any particular date may not necessarily be indicative of actual sales for any future period.

COMPETITION

         The markets in which the Company competes are extremely competitive and the Company expects that competition will increase. The Company believes the principal competitive factors in its business are product features, price, product reliability, ability to meet customer delivery schedules, customer service and support, reputation and distribution. The Company believes that it competes favorably with respect to each of these factors. The Company competes with other manufacturers of transaction products and bar code products, including in some cases, the captive suppliers of some of its OEM customers. Many of the Company's competitors have significantly greater financial and other resources than the Company and may have greater access to distribution channels. The Company's principal competitor is Epson America along with affiliated Epson entities, including Seiko Epson.


         The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be successful in developing or marketing such products. To remain competitive, the Company believes that it will be required to maintain a high level of technological expertise and deliver reliable, cost-effective products on a timely basis. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

MANUFACTURING

         The Company manufactures its thermal printheads in Puiseaux, France and its impact printheads and magnetic heads in Tijuana, Mexico. Transaction printers and mechanisms are manufactured in Ithaca, New York; Puiseaux, France; Riverton, Wyoming; and Manchester, England. During 1998 bar code printers are manufactured in Paso Robles, California, and Ithaca, New York; and bar code printing labels and supplies are produced in Denver, Colorado. Magnetic stripe and computer chip card readers are manufactured in Cypress, California. Currently, the Company manufactures all of its impact printheads in Mexico.


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

EMPLOYEES

         As of January 2, 1999, the Company had 1,594 full-time employees, including 155 in research and development. Other than the approximately 200 hourly production and manufacturing employees (as of January 2, 1999) at the Ithaca, New York manufacturing facility, no United States employees of the Company are represented by a labor union. The Company's Ithaca employees are members of the International Association of Machinists and Aerospace Workers. There is a collective bargaining agreement in place with this union until July 1999. To date, the Company has not experienced any work stoppages or significant employee-related problems at its Ithaca, New York manufacturing facility. The Company considers its relationship with the union and its other employees to be satisfactory, and expects to renegotiate a contract with its union.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's Executive Officers is as follows:

         Nicolas Dourassoff, 44, became the Company's Chief Executive Officer in May 1998. Prior to that, he had served as Managing Director of ABN AMRO, Investissement, the investment subsidiary of ABN AMRO (a Dutch Bank), a position he has held since June 1993. Concurrently, he served as the Director of the Acquisition Financing Department of Banque De Neuflize, Schlumberger Mallet, a subsidiary of ABN AMRO, from January 1994 through June 1995. Mr. Dourassoff received his MBA from Groupe HEC (France) and his Bachelor of Science degree from the Ecole Nationale Superieure de Techniques Avancees (France) and holds an engineering degree from the French Naval Academy, where he graduated as an officer.

         Walter Sobon, 50, has served as the Chief Financial Officer of the Company (formerly DH Technologies) since March 1997. From November 1995 to March 1997 Mr. Sobon was an independent management consultant. From October 1989 to November 1995, Mr. Sobon served as the Senior Vice President, Chief Financial Officer and Corporate Secretary of VWR Scientific Products Corporation, a laboratory products company. Mr. Sobon is a certified public accountant.

         Malcolm Unsworth, 49, has served as Vice President of Operations for the Company since September 1997. He has been the Vice President of the Company and General Manager of Axiohm IPB since April 1995. Prior to joining Axiohm, Mr. Unsworth worked for Schlumberger for 17 years in various North American General Manager positions including the Retail Petroleum Systems Division, the Transducer Division, the Electricity Measurement Division and the Defense Systems Group. In two of these positions, Mr. Unsworth was the immediate General Manager following the acquisition of the businesses by Schlumberger and led the consolidation and rationalization activity of numerous businesses within each group.

         Jack Confrey, 50, has served as Vice President of Sales and Marketing of the Americas for the Company since October 1998. From October 1997 to October 1998, he served as Vice President, US Sales and Business Development for SCM Microsystems. Prior to that he served as Vice President of POS Printer Division for Epson, from October 1992 through October 1997. Epson is a direct competitor of Axiohm. Mr. Confrey has an MBA from the University of Chicago, and holds a Bachelor Degree in Mechanical Engineering from Massachusetts Institute of Technology.


         Rudy Falkenburg, 52, has served as Vice President of Sales and Marketing, International for the Company since November 1998. From February 1995 through August 1998 he served as Managing Director of Comtec Europe B.V. (the Netherlands). Prior to that he served as Managing Director of Oversees Operations for Kentek Europe B.V. (Netherlands) from June 1991 to February 1995. Mr. Falkenburg holds a Master Degree in Chemical Engineering from the Technical University Eindhoven (Netherlands).

         Pierre Bastid, 43, has served as Vice President of Product and Strategic Management of the Company since January 1998. From January 1995 through December 1997, he served as the Managing Director of Valeo Electronics in Paris. From January 1992 through December 1994, he held the position of General Manager, Asian Operations for Schneider Electrical. Mr. Bastid holds an MBA, Insead,, Engineering degree, from Ecole Centrale de Lyon (France).

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company is, and will continue to be, highly leveraged. On January 2, 1999, the Company's total debt, net of cash was $177.4 million and the Company had a shareholders' deficit of $47.9 million. Required long-term debt payments under the Credit Facility and Notes are as follows: $9.1 million in 1999; $8.5 million in 2000; $9.4 million in 2001; $16.2 million in 2002; $12.2 million in 2003; and $121.2 million thereafter. In 1999, it is anticipated that capital expenditures will not exceed the limits set forth under the "Credit Facility."

         The Company's ability to make scheduled payments of principal of, or to pay the premium, if any, interest or liquidated damages, if any, thereon, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness (including the Notes) or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness, the restrictions on the Company's ability to incur additional indebtedness under the Credit Facility and the indenture under which the Notes were issued (the "Indenture"), and the fact that substantially all of the Company's and its subsidiaries' assets have been pledged to secure obligations under the Credit Facility.

         In addition, the Indenture and the Credit Facility contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds. Failure by the Company to comply with such covenants could result in events of default under the Indenture and the Credit Facility which, if not cured or waived, could permit the indebtedness thereunder to be accelerated which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice, in the future experience, cancellations and postponements of orders.

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

MANAGEMENT OF FUTURE ACQUISITIONS. Historically, the Company has achieved a portion of its growth through acquisitions of other businesses, and the Company intends to pursue additional acquisitions as part of its growth strategy. There are a number of risks associated with any acquisition, including the substantial time and attention required from management of the Company in connection with such transactions, the difficulty of predicting whether the operations will perform as expected and other problems inherent with any transition of one business organization into another. There can be no assurance that the Company will be able to consummate any beneficial acquisitions in the future or that the anticipated benefits of any acquisition will be realized. If any such acquisitions are consummated, a failure by the Company to manage any such acquisitions successfully could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there may be future acquisitions that could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets associated with the acquisitions of other businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


YEAR 2000 RISKS. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company's failure to resolve Year 2000 issues could result in systems failure or miscalculations causing disruptions in operations, including a temporary inability to process transactions, send invoices, or engage in normal business activities. Such failures could materially and adversely affect the liquidity and financial performance of the company. Dependent on the readiness of suppliers, delays in supplies could directly correlate to reduce shipments and lost sales. In addition, a similar result may occur, in the event major customers do not meet Year 2000 compliance.


LIMITED TRADING; SIGNIFICANT OVERHANG; POSSIBLE NASDAQ DELISTING.

         Although the Company's Common Stock trades on the Nasdaq Stock Market, the volume of trading has been limited since the 1997 combination of Axiohm and DH due to the fact that a significant percentage of the outstanding stock is held by former shareholders of Axiohm and Dardel and has not been resold into the public market. In May 1998, the Company registered for resale an aggregate of 5,515,858 shares of Common Stock held by the former shareholders of Axiohm and Dardel. As a result, such shares are available for sale by such holders on the open market from time to time. Sales of such shares, or the potential for such sales in the future, may have affected and could in the future affect adversely the market price for the Company's Common Stock.

         On March 3, 1999, the Nasdaq Stock Market notified the Company that it would review the Company's continuing eligibility to have its Common Stock traded on The Nasdaq Stock Market unless the Company can show that it has two active market makers for the stock by April 2, 1999. While the Company is actively working to obtain market makers for its Common Stock, there can be no assurance that the Company's efforts will succeed or that the Company's Common Stock will remain listed for trading on The Nasdaq Stock Market. Delisting of the Company's Common Stock from Nasdaq would have a material adverse effect on the liquidity of the Company's Common Stock and a possible material adverse effect on the market price for the Company's Common Stock.*

EURO CURRENCY RISKS

         Eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro now trades on currency exchanges and may be used in business transactions, eliminating currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and is currently in the process of developing a plan to address issues raised by the Euro conversion. Possible issues include, but are not limited to, the need to adapt computer and financial systems to recognize Euro-denominated transactions, as well as the impact of one common European currency on pricing.

ITEM 2. PROPERTIES.

         The following table sets forth the Company's existing manufacturing and other facilities:

LOCATION                                       PURPOSE                                      LEASE                  SQUARE FEET
                                                                                            EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------------------------
San Diego, California.......................   Marketing, engineering                       2000/2001              22,500
------------------------------------------------------------------------------------------------------------------------------------
Sevres, France..............................   Executive offices                            2000                   1,257
------------------------------------------------------------------------------------------------------------------------------------
Montrouge, France...........................   Marketing and research and development       2006                   25,000
------------------------------------------------------------------------------------------------------------------------------------
Riverton, Wyoming...........................   Manufacturing, marketing, research and       2002                   40,000
                                               development
------------------------------------------------------------------------------------------------------------------------------------
Paso Robles, California.....................   Manufacturing, marketing, research and       1999                   45,000
                                               development
------------------------------------------------------------------------------------------------------------------------------------
Cypress, California                            Manufacturing                                2003                   22,830
------------------------------------------------------------------------------------------------------------------------------------
Blue Bell, Pennsylvania.....................   Executive Offices                            2003                   7,600
------------------------------------------------------------------------------------------------------------------------------------
Golden, Colorado............................   Manufacturing, marketing, research and       1999                   5,400
                                               development                                  2002                   14,400
------------------------------------------------------------------------------------------------------------------------------------
Tijuana, Mexico.............................   Manufacturing                                *                      27,000
                                                                                                                   10,500
------------------------------------------------------------------------------------------------------------------------------------
Angers, France..............................   Executive Offices, manufacturing, research   2003                   6,278
                                               and development
------------------------------------------------------------------------------------------------------------------------------------
Ithaca, New York............................   Manufacturing, marketing, research and       Owned                  270,000
                                               development, administration
------------------------------------------------------------------------------------------------------------------------------------
Puiseaux, France............................   Manufacturing                                2010                   75,000
------------------------------------------------------------------------------------------------------------------------------------
Manchester, England.........................   Manufacturing                                Owned                  12,000
------------------------------------------------------------------------------------------------------------------------------------
Altrincham, England.........................   Storage                                      1999                   2,070
------------------------------------------------------------------------------------------------------------------------------------
Sydney, Australia...........................   Marketing, technical support                 2003                   7,180
------------------------------------------------------------------------------------------------------------------------------------

-----------

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

ITEM 3. LEGAL PROCEEDINGS.


         In September 1998, Andrew Newmark filed a complaint against the Company in the United States District Court, Southern District of California, claiming rights to a finders fee of up to $2,187,500 in connection with the 1997 acquisition of the Company by Axiohm S.A. Also in September, the Company filed an action in the United States District Court for the Southern District of New York against Mr. Newmark, seeking a judgement that Mr. Newmark is not entitled to any fee. The New York action has been stayed pending resolution of the California action, in which discovery is presently being conducted. The Company strongly believes that its position is meritorious, and that Mr. Newmark's claims are without merit. However, there can be no assurance that the Company will ultimately prevail in the suits with Mr. Newmark.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market, trading symbol AXHM. At the 1998 fiscal year end, there were approximately 762 shareholders of record of the Company's Common Stock. The Company has never paid dividends on its common stock nor does it expect to pay dividends in the foreseeable future. The following table sets forth the high and low closing prices of the Company's Common Stock in each quarter in 1998 and 1997.

YEARS ENDED                                                               JANUARY 2, 1999                   DECEMBER 31, 1997
                                                                          ---------------                   -----------------
                                                                      HIGH               LOW             HIGH              LOW
First Quarter..................................................       $17.00             13.13          $24.13             15.00
Second Quarter.................................................        14.50             10.25           18.00             13.50
Third Quarter..................................................        11.75              7.25           24.25             15.75
Fourth Quarter.................................................         8.50              4.13           19.00             16.50

      On March 3, 1999, the Nasdaq Stock Market notified the Company that it would review the Company's continuing eligibility to have its Common Stock traded on The Nasdaq Stock Market unless the Company can show that it has two active market makers for the stock by April 2, 1999. See "Certain Factors that May Affect Future Results - Limited Trading; Significant Overhang; Possible Nasdaq Delisting."

ITEM 6. SELECTED FINANCIAL DATA



AXIOHM TRANSACTION SOLUTIONS, INC.
 SELECTED FINANCIAL DATA


                                                  JANUARY 2,                           Years ended December 31,
                                                                  ------------------------------------------------------------------
 INCOME STATEMENT DATA                               1999            1997            1996              1995           1994
------------------------------------------------------------------------------------------------------------------------------------
 Revenue:
             Net sales                            $   231,011,000 $   153,748,000  $   95,302,000    $   72,155,000 $    23,952,000
             Other                                              -               -               -                 -         858,000
                                                  ----------------------------------------------------------------------------------
 Total revenue                                        231,011,000     153,748,000      95,302,000        72,155,000      24,810,000
 Cost of net sales                                    150,929,000     102,600,000      66,390,000        52,202,000      15,095,000
                                                  ----------------------------------------------------------------------------------
 Gross margin                                          80,082,000      51,148,000      28,912,000        19,953,000       9,715,000
Operating expenses:
             Selling, general and administrative       37,756,000      19,139,000      11,013,000         9,200,000       4,506,000
             Research and development                  15,825,000      10,033,000       6,648,000         5,836,000       3,310,000
             In-process technology                              -      34,236,000               -                 -               -
             Plant Closing Expenses                     1,565,000               -               -                 -               -
             Amortization of intangible assets         35,470,000      11,474,000         200,000           161,000               -
                                                  ----------------------------------------------------------------------------------
Total operating expenses                               90,616,000      74,882,000      17,861,000        15,197,000       7,816,000
                                                  ----------------------------------------------------------------------------------
 Income (loss) from operations                        (10,534,000)    (23,734,000)      11,051,000         4,756,000      1,899,000
 Interest and other income, net                       (16,918,000)     (9,940,000)         159,000       (1,731,000)         13,000
                                                  ----------------------------------------------------------------------------------
 Income (loss) before income taxes                    (27,452,000)    (33,674,000)      11,210,000         3,025,000      1,912,000
 Income taxes                                           3,485,000       5,784,000        4,406,000         1,095,000        482,000
                                                  ----------------------------------------------------------------------------------
 Net income (loss)                                   $(30,937,000)   $(39,458,000)     $ 6,804,000       $ 1,930,000   $  1,430,000
                                                  ----------------------------------------------------------------------------------
Basic:       Net income (loss) per share            $       (4.75)  $       (6.06)   $        1.08     $        0.32  $        0.24
                                                  ----------------------------------------------------------------------------------
             Shares used in per share calculation        6,519,000       6,513,000       6,276,000         6,016,000      6,016,000
                                                  ----------------------------------------------------------------------------------
Diluted:     Net income (loss) per share            $       (4.75)  $       (6.06)   $        1.08     $        0.32  $        0.24
                                                  ----------------------------------------------------------------------------------
             Shares used in per share calculation        6,519,000       6,513,000       6,300,000         6,016,000      6,016,000
                                                  ----------------------------------------------------------------------------------


                                       JANAUARY 2,                                YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
 BALANCE SHEET DATA                       1999               1997               1996              1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
 Working capital                         $   31,096,000     $   32,249,000     $   14,072,000   $    12,713,000    $    10,875,000
 Total assets                               171,726,000        204,044,000         43,978,000        40,184,000         34,753,000
 Government Grant Obligation                  2,187,000          2,218,000          2,762,000         2,927,000            919,000
 Total Debt                                 176,119,000        171,512,000          7,770,000        19,508,000         19,415,000
 Shareholders' equity (deficit)             (47,998,000)       (18,081,000)        16,433,000         5,977,000          4,302,000
-----------------------------------------------------------------------------------------------------------------------------------

 The selected financial data should be read with the related consolidated financial statements and notes thereto, included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND


 EFFECT OF ACQUISITIONS

         The Company was formed from the combination of Axiohm S.A. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). Historically, Axiohm and DH have achieved a portion of their growth through the acquisition of other businesses and the Company intends to pursue additional acquisitions as a part of its growth strategy. See "Item 1. Business-Certain Factors That May Affect Future Results-Management of Future Acquisitions", and Note 2 of Notes to the Consolidated Financial Statements.

         In December 1994, Axiohm acquired the transaction printer business of NCR Corporation ("NCR"), and placed the business in an indirect wholly owned subsidiary of Axiohm, Axiohm IPB, Inc. ("Axiohm IPB"). The purchase price consisted of $15.6 million paid at closing and earn-out payments of $552,000 and a $952,000 final payment in 1998. Axiohm recorded approximately $3.0 million of goodwill in connection with this acquisition, which was accounted for using the purchase method of accounting.

         On August 21, 1997, an indirect wholly-owned subsidiary of Axiohm ("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH (the "Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled. The aggregate purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million under a new $85 million credit facility that provides term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility", and revolving loans and letters of credit of up to $35.0 million (the "Revolving Credit Facility", and together with the Term Loan Facility, the "Credit Facility") and (ii) the proceeds of the Offering of $120,000,000 of its 9 3/4% Senior Subordinated Notes due in 2007. See "Item 1. Business Combinations".

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

         Some of the larger projects were designed to:

         - Introduced a multi-station point of sale (POS) printer, incorporating the latest in thermal and impact technology, intended to replace current multi-station printer technology, to become the leading printer in the industry. The printer is used in POS applications to print receipts and print, verify and validate checks,

         - Introduced a multi-station printer to be used primarily in banking applications at the teller station,

         -        Introduced a low cost thermal coupon printer for the retail
                  POS market.

         - Introduced two low cost thermal receipt printers, to be used in the high growth arena of Electronic Fund Transfer. (EFT)

         - Introduced a low cost, faster, smaller footprint, single station thermal receipt printer designed to enhance current Company product offerings.

         - Introduce a printer with new technology to be used where an extremely quiet performance is required.

         - Developing a new line of products built upon the next generation of magnetic technology. In addition the Company is expanding into various markets with a new hybrid card reader that incorporates magnetic and smart card technology within the same reader.


         The three largest projects, in terms of expected future revenues, were estimated to contribute significant revenues during fiscal years 1999 and 2000. Many of the projects were in an advanced state of development.

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


RESULTS OF OPERATIONS


---------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                                             OPERATING PERCENTAGES
                                               JANUARY 2,     December 31,    December 31,
                                                  1999            1997            1996
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net Sales                                             100.0%          100.0%          100.0%
Cost of net sales                                      65.3%           66.7%           69.7%
Selling, general, and administrative                   16.3%           12.4%           11.6%
Research and development                                6.9%            6.5%            7.0%
In-process technology                                      -           22.3%              -
Intangible amortization                                15.4%            7.5%            0.2%
Income (loss) from operations                          (4.6%)         (15.4%)          11.6%
Income (loss) before income taxes                     (11.9%)         (21.9%)          11.8%
Income taxes                                            1.5%            3.8%            4.6%
Net loss                                             (13.4%)          (25.7%)           7.1%
---------------------------------------------------------------------------------------------

 1998 COMPARED TO 1997

NET SALES. Net Sales of $231.0 million for the year ended January 2, 1999 increased 50.0%, or $77.3 million, compared to net sales of $153.7 million for the period ended December 31, 1997. Approximately 80% of the increase was the result of the inclusion of sales of DH since the acquisition; the balance was due to growth in the existing business which reflects increased unit volume of transaction printers and printer mechanisms partially offset by a decline in average selling prices. Fiscal year 1998 is inclusive of 53 weeks where the comparable years presented are inclusive of a 52 week calendar year. The difference between comparable periods is not material in terms of sales and net loss. Fourth quarter 1998 sales of $56.3 million compared to the 4th quarter of 1997, increased 3.9%. 1997 fourth quarter results are inclusive of DH sales for the complete quarter. Historically, the industry experiences constant sales during the fourth quarter. The Company's long-term growth objectives, over a three to five year period, are to grow revenues at a rate of approximately 10% to 15% and to grow operating profit before acquisition related charges in excess of sales. Although in any individual year, the growth rate could be materially different from stated objectives.*

COST OF NET SALES. Cost of net sales of $151.0 million decreased to 65.3% of net sales for the year-ended January 2, 1999 from 66.7% of net sales for the same period ended December 31, 1997, due primarily to the following factors: lower purchase prices of components and parts; continuing technology improvements; and higher absorption of relatively fixed overhead costs partially offset by a decrease in average selling prices. The Company anticipates that 1999 cost of sales will be higher than 1998 levels as a percent of sales, due to product mix changes. *

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses of $37.7 million increased to 16.3% of net sales for the year ended January 2, 1999 from 12.4% in the same period in 1997. The vast majority of the increase was due to the inclusion of expenses of DH and costs related to the acquisition of DH; the balance was primarily the result of executive recruiting expenses, severance and other expenses needed to support higher sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 6.9% during 1998 compared to 6.5% in 1997. Total dollars expended for research and development increased $5.8 million to $15.8 million for 1998 compared to $10.0 million in the same period of 1997 primarily due to the inclusion of expenses of DH, coupled with a management decision to increase focus on Research & Development. The Company believes that the timely development of new products and enhancements to its existing products are essential to maintaining its competitive position.

PLANT CLOSING EXPENSES. The Company recorded $1.6 million in expenses for the year ended January 2, 1999, relating to the relocation of operations from the Paso Robles, California and Riverton, Wyoming manufacturing facilities to the Company's Ithaca, New York facility, primarily for staying bonuses to be paid to employees upon completion of integration duties.

ACQUISITION RELATED INTANGIBLE AMORTIZATION. In conjunction with the acquisition of DH, the Company recognized a non-cash charge of $35.5 million due to the amortization of intangible assets and capitalized in-process technology. The Company anticipates that, on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash acquisition related charges, which principally includes non-cash intangible amortization.

LOSS FROM OPERATIONS. Loss from operations for the year ended January 2, 1999 was $10.5 million, compared to a loss from operations of $23.7 million in the same period for 1997. The loss from operations in 1998 was primarily due to the acquisition related amortization charges discussed above. The loss in 1997 is inclusive of a one-time charge of $34.2 for in-process technology.

INTEREST AND OTHER INCOME, NET. The Company did not generate significant interest income and other income during the past 12 months, as the Company's cash was used to complete the acquisition of DH. The Company does not expect to generate significant amounts of interest income during fiscal year 1999 for the above-mentioned reason. The Company does not anticipate that it will generate significant interest income for at least the next 12 months because substantially all of the Company's cash was used to complete the acquisition of DH.

INTEREST EXPENSE
Interest expense increased to $17.1 million in 1998 from $10.5 million for the same period in 1997 due to interest expense related to the long term Credit Facility and Notes, which created higher outstanding debt for the entire year. See Note 6 to the consolidated financial statements.

INCOME TAXES. Provision for income taxes of $3.5 million for the year ended January 2, 1999 decreased $2.3 million from $5.8 million in 1997. Although the company reported a loss before income taxes, a provision for income tax was recorded because goodwill amortization was not deductible for federal income tax purposes. In addition the Company pays income taxes in foreign countries, principally France, where historically the tax rate is higher than that of the U.S., on income earned in those countries. Income taxes as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 43.1% for 1998 compared to 29.1% for 1997. The Company expects the 1999 tax rate, before non-cash acquisition related charges, to be approximately 42%.* This rate could vary as a result of the actual income recognized in various tax jurisdictions in 1999.


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

ACQUISITION RELATED INTANGIBLE AMORTIZATION. Non-cash intangible amortization expense in 1997 increased to $11.5 million in 1997 from $.2 million in 1996 due to the acquisition of DH.

INCOME (LOSS) FROM OPERATIONS. The loss from operations for 1997 was $23.7 million, compared to income from operations of $11.1 million in 1996. The loss from operations in 1997 was largely due to the in-process technology and intangible amortization charges discussed above.

INTEREST AND OTHER INCOME, NET. Interest and other income of $0.6 million in 1997 decreased $0.6 million from $1.2 million in 1996. In 1996, the Company received insurance proceeds of $1.0 million as compensation for the loss of revenue and commercial damage caused by water damage in its clean room facility located in Puiseaux, France.

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

YEAR 2000 RISKS Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company's failure to resolve Year 2000 issues could result in systems failure or miscalculations causing disruptions in operations, including a temporary inability to process transactions, send invoices, or engage in normal business activities. Such failures could materially and adversely affect the liquidity and financial performance of the company. Dependent on the readiness of suppliers, delays in supplies could directly correlate to reduce shipments and lost sales. In addition, a similar result may occur, in the event major customers do not meet Year 2000 compliance.

YEAR 2000-STATE OF READINESS

         The Company recognizes the need for addressing the "Year 2000" issue and has developed an oversight committee to ensure compliance. Representatives from each operating location, both domestic and international, have been identified and assigned the task of evaluating the state of readiness of each respective location. In addition, the Company has recently employed a Chief Information Officer to oversee the Company's Year 2000 compliance issues. Information systems ("IT") which are considered to be non-compliant are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily those systems embedded in equipment and systems used in manufacturing and other facilities. In addition, the teams have been given the responsibility of determining the state of readiness of customers and vendors and other third parties that may have a material impact on the Company, and develop contingency plans where necessary. The Company thus far has primarily used, and expects to continue to primarily use, internal resources to implement its readiness plan and to upgrade or replace systems affected by the Year 2000 issue.

         As part of the Company's Year 2000 project, the Company has completed the awareness phase of all IT and non-IT systems pertaining to the Year 2000 issue. The Company has completed its initial evaluation of current computer systems hardware, including software and embedded technologies. Evaluation of IT systems is approximately 75% complete and is expected to be 100% complete during the second quarter of 1999.* The Company has begun its evaluation of the "state of readiness" and expects to complete this evaluation of the "state of readiness" of both vendors and customers with a material relationship during the second quarter 1999.* The following table summarizes the current status of the Company's position in addressing Year 2000 issues.


                          ------------------------- ---------------- --------------------------------
                                                      % COMPLETED    PROJECT COMPLETION DATE DURING
                          PHASE                                      THE QTR. ENDING*
                          ------------------------- ---------------- --------------------------------
                          ------------------------- ---------------- --------------------------------
                          Awareness                 100%
                          ------------------------- ---------------- --------------------------------
                          Evaluation                75%              6/30/99
                          ------------------------- ---------------- --------------------------------
                          Renovation                50%              6/30/99
                          ------------------------- ---------------- --------------------------------
                          Validation                50%              9/30/99
                          ------------------------- ---------------- --------------------------------
                          Implementation            50%              12/31/99
                          ------------------------- ---------------- --------------------------------



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

         The Company anticipates 75% completion of the Oracle conversion by second quarter 1999, and 100% completion to be achieved by the third quarter 1999.* Failure to implement Oracle ERP Version 10.7 or some other form of enterprise software that addresses Year 2000 requirements prior to the year 2000 might result in significant difficulties in the Company's administration of invoicing and payables and other processes. Such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.*

         While the Company has not completed its evaluation of non-IT systems, it is believed that such items which are not Year 2000 compliant can easily be remedied through the purchase of "over the counter" products. A material effect on the company's performance is not expected.*

YEAR 2000-COSTS TO ADDRESS ISSUES

         Incremental costs associated with Year 2000 compliance are expected to approximate $3.0 million through December 31, 1999, of which the Oracle conversion is expected to be the largest portion totaling $2.0 million.* Through January 2, 1999, the company has spent $1.4 million associated with the Oracle conversion or 70% of the total. This estimate assumes that the Company will not incur significant costs associated with Year 2000 compliance on behalf of vendors, customers or other third parties.*


YEAR 2000-CONTINGENCY PLAN

         The Company has not, to date, implemented a contingency plan regarding Year 2000 non-compliance. The Company has developed a foundation for the contingency plan and is expecting to complete the plan by the end of the second quarter 1999. The Company believes that in-house problems can be addressed through the use of alternative resources and manual processes. However, due to the uncertainty of third party factors, the Company believes a detailed contingency plan is needed.

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


 LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are cash flow from operations and borrowings under the Credit Facility. For the year ended January 2, 1999, cash provided by operating activities was $4.1 million. Depreciation and amortization represented $42 million of cash flows from operating activities. An additional $1.1 million in operating cash flows was attributable to reductions in temporary differences pertaining to deferred taxes. Working capital resulted in the use of cash totaling $6.8 million due primarily to the increase in accounts receivable and inventory of $2.2 million and $2.7 million, respectively. Increases have direct correlation to increases in sales activity. Other tax related items attributed to increased uses of cash of $3.2 million compared to the December 31, 1997, primarily due to a lower net loss at January 2, 1999 and a reduced tax benefit. Accounts payable increased by $2.8 million.

         Cash used in investing activities of $11.9 million in 1998, is comprised primarily by the capital expenditures of $5.4 million coupled with acquisition related items of $5.5 million. Increases in capital expenditures relate primarily to increases in tooling used to support new products.

         The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current levels of operations and anticipated growth in revenues and cost savings, the Company believes that the Company's cash flow from operations and amounts available under the Credit Facility will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness during the next twelve months.*

         Required long term debt payments under the Credit Facility and Notes are as follows: $9.1 million in 1999; $8.5 million in 2000; $9.4 million in 2001; $16.2 million in 2002; $12.2 million in 2003; and $121.2 million thereafter. It is anticipated that capital expenditures in 1999 will not exceed the maximum permitted under the New Credit Facility of $11.5 million. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

         At January 2, 1999, the Company's total debt excluding government grants was $176.1 million, or $175.2 million net of cash. The Company also had borrowing availability under the Credit Facility of an additional $24.6 million for working capital and capital expenditure requirements, subject to the borrowing conditions contained therein. Debt levels are expected to increase during the first half of 1999 from the debt levels at January 2, 1999 due the payment of $5.9 million of subordinated interest on April 1, 1999. Effective September 25, 1998 the Company renegotiated the conditions of its bank agreement. Modifications mainly affected the covenant levels within the agreement. At January 2, the Company is in compliance with the debt covenants. See "Item 1. Business-Certain factors that may affect future results-Substantial Leverage and Debt Service."

         The Credit Facility and the Notes do, and other debt instruments of the Company may, pose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The Credit Facility includes various financial covenants of the Company, including covenants with respect to the maximum capital expenditures, a maximum ratio of debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The Credit Facility subjects the Company to certain negative covenants, including without limitation covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers and acquisitions, investments and acquisitions and dispositions of assets; the incurrence of capitalized lease obligations; investments, loans and advances; dividends, stock repurchases and redemption's; prepayment or repurchase of other indebtedness and other provisions.

         In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 3 interest rate swap agreements during the period from December 1997 through October 2001. The swap agreements are with major financial institutions and aggregate $35 million in notional principal amount at January 2, 1999. The first swap agreement of $20 million notional principal amount requires fixed interest payments at a fixed rate of 5.90% through November 1999. The second swap agreement of $10 million notional principal amount requires fixed interest payments at a fixed rate of 4.76% through October 2001. The third swap agreement of $5 million in notional principal amount requires fixed interest payments at a fixed interest rate of 4.365% through October 2001.

         The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The Indenture contains covenants regarding restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates. See "Item 1. Business-Certain Factors That May Affect Future Results-Substantial Leverage And Debt Services" and Note 6 of the Notes to the Consolidated Financial Statements.

         In connection with the resignation and termination of employment of the Company's Chief Executive Officer and another executive, the $8.6 million of restricted cash on the December 31, 1997 balance sheet was paid out. In January 1998, $1.8 million was paid for tax obligations due to the officers under the option cancellation agreements the Company had entered into with them in August 1997. Severance and non-compete payments of $1.7 million were also made in the first quarter.

RESTRICTIONS ON DISTRIBUTIONS BY GUARANTORS TO THE COMPANY

         There are no contractual restrictions, under the Credit Facility or otherwise, upon the ability of the Guarantors to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equity-holder of all of the Guarantors.

NEW ACCOUNTING STANDARDS

         In February 1999, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 135 "Discussion of FASB Statement No. 75 and Technical Corrections." This Statement amends existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The statement is effective for fiscal year ending after February 15, 1999. Management has not yet determined the impact that the inclusion of this statement may have on consolidated results, financial condition or liquidity of the Company.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in contracts, by requiring that the entity recognize those items as assets of liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal year beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on consolidated results, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard by January 1, 2000.


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

         The Company plans to adopt these statements in connection with the preparation of the 1st quarter 1999 consolidated financial statements, as permitted by each. The adoption of these standards is not expected to have a material impact on consolidated results, financial condition, or long-term liquidity of the Company.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

         The market risk exposure inherent in the Company's international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. The Company is exposed to such foreign exchange rate risks in two main areas: (1) The company has operating facilities and correspondingly expense generation from multiple non-US locations such as:
France; the United Kingdom; and Australia, operating expenses are expected to be denominated in various foreign currencies and (2) most of the Company's capital lease obligation is expressed in the French Franc. Conversions from foreign currencies to US Dollars can cause significant exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in foreign currencies may contribute to fluctuations in the Company's operating results.

         The Company manufactures and sells its products in a number of locations around the world, resulting in a diversified revenue and cost base that is exposed to fluctuations in European and Asian currencies. The diverse base of foreign currency revenues and costs serves to create a hedge that limits the Company's net exposure to fluctuations in these foreign currencies.

         The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. For contracts which do not meet the Company's criteria for hedge accounting, realized and unrealized gain or losses are recognized currently. At January 2, 1999 the Company's portfolio consisted of five foreign exchange contracts to sell $9 million at an average rate of $1 = FF 5.60.

         The Company has undertaken a substantial amount of debt associated with the Merger. (See item 1. Business - Substantial Debt Leverage and Service) In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 3 interest rate swap agreements during the period from December 1997 through October 2001. The swap agreements are with major financial institutions and aggregate $35 million in notional principal amount at January 2, 1999. The first swap agreement of $20 million notional principal amount requires fixed interest payments at a fixed rate of 5.90% through November 1999. The second swap agreement of $10 million notional principal amount requires fixed interest payments at a fixed rate of 4.76% through October 2001. The third swap agreement of $5 million in notional principal amount requires fixed interest payments at a fixed interest rate of 4.365% through October 2001. A 100 (10% adverse change) basis point move in interest rates would not have a material affect on the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments.

         The Company's hedging activities have not had a material impact on its operations or cash flows. The Company does not use or hold financial instruments for speculative trading purposes. The Company does not anticipate an adverse impact on the interest rate protection agreements, as a result of interest rate volatility.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Item 1. Business-Executive Officers of the Registrant." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors-Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."



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

         1.       FINANCIAL STATEMENTS.

                                                                                                                     PAGE
                                                                                                                     ----
Report of KPMG LLP, Independent Auditors............................................................................ F-1
Report of PricewaterhouseCoopers, Independent Accountants........................................................... F-2
Financial Statements
   Consolidated Balance Sheets...................................................................................... F-3
   Consolidated Statement of Operations............................................................................. F-4
   Consolidated Statement of Stockholders' Equity (Deficit)......................................................... F-5
   Consolidated Statement of Cash Flows............................................................................. F-6
   Notes to Consolidated Financial Statements....................................................................... F-7


         2.       FINANCIAL STATEMENT SCHEDULES.

Schedule included in Item 14(a):

   II Valuation and Qualifying Accounts...................................................................................   F-36

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

10.3 Non-competition and Mutual Release Agreement dated January 10, 1998 between the Registrant and William H. Gibbs (incorporated by reference to Exhibit 10.4A of the Registrant's Registration Statement on Form S-4 declared effective February 17, 1998).

10.4* Employment Agreement between the Registrant and Walter Sobon dated as of July 14, 1997 (incorporated by reference to Exhibit 10.4 to The
         Registrant's Current Report on Form 8-K filed October 17, 1997).

10.5*    Letter Agreement dated March 15, 1998 between the Registrant and
         Nicolas Dourassoff.

10.6 $85,000,000 Credit Agreement among the Registrant, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers
         Inc., as Arranger, Lehman Commercial Paper Inc., as Syndication Agent and Union Bank of California, N.A., as Administrative Agent dated as of October 2, 1997.

10.7 Guarantee and Collateral Agreement, dated as of October 2, 1997, between the Registrant, Lehman Brothers Inc., Lehman Commercial Paper
         Inc. and certain of The Registrant's subsidiaries (incorporated by reference to Exhibit 10.8 to The Registrant's Current Report on Form
         8-K filed October 17, 1997).

10.8*    1983 Incentive Stock Option Plan and Forms of Incentive Stock Option
         Agreement and Non-statutory Stock Option Agreement, as amended.
         (incorporated by reference to Exhibit 10.4 of the Registrant's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1990; filed
         March 28, 1991).

10.9* 1992 Stock Plan and Form of Incentive Stock Option Agreement, as amended (incorporated by reference to Exhibit 10.6 of the Registrant's
         Form 10-K for the fiscal year ended December 31, 1994; filed March 15,
         1995).

10.10    Lease Agreement dated April 20, 1990, between the Registrant and Coast
         Income Properties, Inc., as amended (incorporated by reference to Exhibit 10.5 of The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed March 29, 1993).

10.11    Lease Agreement dated July 1, 1990, between DH Tecnologia de Mexico
         S.A. de C. V. and Alberto Lutteroth (incorporated by reference to
         Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 filed March 28, 1991).

10.12    Lease Agreement dated April 1, 1994, by and between the Registrant and
         Wind River Development Co., a Wyoming corporation (incorporated by reference to Exhibit 10.6 of The Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

10.13    Lease Agreement dated February 28, 1994, between Chardan, Ltd., and
         Stadia Colorado Corp (incorporated by reference to Exhibit 2.2 of The
         Registrant's Current Report on Form 8-K filed March 14, 1994).

10.14    Sublease Agreement dated September 30, 1992, by and between Medical
         Engineering Corporation and Cognitive Solutions, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed March 15, 1995).

10.15    Line of Credit Agreement dated August 15, 1994 by and between DH
         Technology, Inc. and Wells Fargo Bank (incorporated by reference to
         Exhibit 10.10 of the Registrant's Form 10-Q for the Quarter Ended March
         31, 1995 filed May 15, 1995).

10.16*   Stock Option Agreement dated October 2, 1997 between the Registrant and
         Malcolm Unsworth (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-4 filed on November 28,
         1997).

10.17* Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Patrick Dupuy (incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form S-4 filed on November 28, 1997).

10.18* Co-Chairman Employment Agreement dated effective October 2, 1997 between the Registrant and Gilles Gibier (incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form S-4 filed on November 28, 1997).

21.1     List of Subsidiaries.

23.1     Independent Auditor's Consent and Report on Schedule (KPMG LLP).

23.2     Consent of Independent Accountants (PricewaterhouseCoopers)

24.1     Power of Attorney included on signature page.

27.1     Financial Data Schedule.

-----------

*        This item is a compensatory plan or management contract.



(b)      Reports on Form 8-K.
         No 8-K was filed by the Company in the 4th quarter 1998

                         REPORT OF INDEPENDENT AUDITORS'

To the Board of Directors and Shareholders of Axiohm Transaction Solutions,
Inc.:

         We have audited the accompanying consolidated balance sheets of Axiohm Transaction Solutions, Inc. and subsidiaries as of January 2, 1999 and December 31, 1997 and the related consolidated statements of operations, shareholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Axiohm Transaction Solutions, Inc. and subsidiaries as of December 31, 1996 and for the year then ended, were audited by other auditors, whose report dated September 12, 1997, on those statements expressed an unqualified opinion.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiohm Transaction Solutions, Inc. and subsidiaries as of January 2, 1999 and December 31, 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





KPMG LLP
Philadelphia, Pennsylvania
March 16, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Axiohm S.A.

         In our opinion, the consolidated statements of operations, cash flows and shareholders' equity (deficit) for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of Axiohm S.A. (the "Company") and its subsidiaries for the year ended December 31, 1996, in conformity with United States Generally Accepted Accounting Principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with United States Generally Accepted Auditing Standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free on material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Axiohm S.A. and its subsidiaries for any period subsequent to December 31, 1996.



Price Waterhouse
Paris, France
September 12, 1997, except as to note 19, which is as of January 9, 1998

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  JANUARY 2,        DECEMBER 31,
                                                                                                     1999               1997
                                                                                                  ----------        ------------
    ASSETS (NOTE 6)
 Current Assets:
              Cash and cash equivalents                                                                $ 902,000        $ 3,877,000
              Restricted cash (note 2)                                                                                    8,594,000
                                                                                                               -
              Accounts receivable, net of allowance for doubtful accounts of $462,000
              in 1998, and $205,000 in 1997.                                                          33,361,000         30,515,000
              Inventories (note 3)                                                                    33,210,000         30,103,000
              Deferred tax asset (note 14)                                                             7,664,000          8,751,000
              Other current assets                                                                     3,812,000          2,264,000
                                                                                                     -----------        ------------
              Total current assets                                                                    78,949,000         84,104,000

              Property, plant and equipment, net (note 4)                                             20,556,000         21,535,000
              Intangible assets, net (notes 2 and 5)                                                  63,411,000         92,371,000
              Other assets                                                                             8,810,000          6,034,000
                                                                                                     -----------        ------------
              Total assets                                                                          $171,726,000       $204,044,000
                                                                                                     -----------        ------------
         LIABILITIES AND SHAREHOLDERS' (DEFICIT)
 Current liabilities
              Accounts payable                                                                       $20,712,000       $ 17,351,000
              Current portion of long-term debt (notes 6 and 15)                                       9,085,000          5,948,000
              Current portion of government grant obligations                                            813,000            649,000
              Accrued payroll, payroll taxes, and benefits                                             5,367,000          6,194,000
              Accrued expenses                                                                         6,951,000          4,645,000
              Income taxes payable (note 14)                                                                              1,937,000
                                                                                                               -
              Deferred revenue                                                                         1,910,000          2,056,000
              Rabbi trust (note 2)                                                                                        8,594,000
                                                                                                               -
              Other current liabilities                                                                3,015,000          4,481,000
                                                                                                     -----------        ------------
              Total current liabilities                                                               47,853,000         51,855,000

              Long-term debt (notes 6 and 15)                                                        167,034,000        165,564,000
              Government grant obligations                                                             1,374,000          1,569,000
              Deferred tax liability (note 14)                                                           167,000            131,000
              Other long-term liabilities (note 8)                                                     3,296,000          3,006,000
                                                                                                     -----------        ------------
              Total liabilities                                                                    $ 219,724,000       $ 222,125,000
                                                                                                     -----------        ------------
              Shareholders' (deficit)
              Preferred shares, no par value
              Authorized: 1,000,000 shares; none issued                                                   $    -            $     -
              Common shares:
              Common stock, no par value, authorized: 28,500,000 shares; issued
              and outstanding: 6,519,301 shares in 1998 and 6,512,926 in 1997                         24,367,000         23,852,000
              Other comprehensive income                                                               (153,000)          (658,000)
              Retained deficit                                                                      (72,212,000)       (41,275,000)
                                                                                                     -----------        ------------
              Total shareholders' (deficit)                                                         (47,998,000)       (18,081,000)
                                                                                                     -----------        ------------
              Total liabilities and shareholders' deficit                                          $ 171,726,000       $ 204,044,000
                                                                                                     -----------        ------------
                                                                                                     -----------        ------------

      See accompaning notes to consolidated financial statements

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED
                                                              ---------------------------------------------------
                                                               JANUARY 2,        DECEMBER 31,        DECEMBER 31,
                                                                  1999               1997                1996
                                                              ------------       ------------        ------------
Net sales                                                    $ 231,011,000      $ 153,748,000        $95,302,000
Cost of net sales                                              150,929,000        102,600,000         66,390,000
                                                              ------------       ------------          ----------
Gross margin                                                    80,082,000         51,148,000         28,912,000

Operating expenses
           Selling, general, and administrative                 37,756,000         19,139,000         11,013,000
           Research and development                             15,825,000         10,033,000          6,648,000
           In-process technology (note 2)                                -         34,236,000                  -
           Plant closing expenses                                1,565,000                  -                  -
           Amortization of intangible assets (Note 2)           35,470,000         11,474,000            200,000
                                                              ------------       ------------          ----------
Total operating expenses                                        90,616,000         74,882,000         17,861,000

Income (loss) from operations                                  (10,534,000)       (23,734,000)         11,051,000
Interest and other income                                          178,000            585,000           1,191,000
Interest expense                                               (17,096,000)       (10,525,000)         (1,032,000)
                                                              ------------       ------------          ----------
Income (loss) before income taxes                              (27,452,000)       (33,674,000)         11,210,000
Income taxes (Note 14)                                           3,485,000          5,784,000           4,406,000
                                                              ------------       ------------          ----------
Net income (loss)                                              (30,937,000)       (39,458,000)          6,804,000
                                                              ------------       ------------          ----------
                                                              ------------       ------------          ----------
Basic:     Net income (loss) per share                               (4.75)             (6.06)               1.08
           Shares used in per share calculation                  6,519,000          6,513,000           6,276,000
                                                              ------------       ------------          ----------
                                                              ------------       ------------          ----------
Diluted:   Net income (loss) per share                               (4.75)             (6.06)               1.08
           Shares used in per share calculation                  6,519,000          6,513,000           6,300,000
                                                              ------------       ------------          ----------
                                                              ------------       ------------          ----------
           Foreign currency translation adjustment                 505,000           (775,000)            256,000
                                                              ------------       ------------          ----------
           Other comprehensive Income  (Loss)                 $(30,432,000)      $(40,233,000)         $7,060,000
                                                              ------------       ------------          ----------
                                                              ------------       ------------          ----------


          See accompanying notes to consolidated financial statements.

           AXIOHM TRANSACTION SOLUTIONS, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)


                                                                                       OTHER                             TOTAL
                                                          COMMON STOCK             COMPREHENSIVE                     SHAREHOLDERS'
                                                  SHARES (note 1)    AMOUNT           INCOME          RETAINED          EQUITY
                                                                                                      DEFICIT         (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                            6,015,780        $ 682,000      $ (139,000)      $ 5,434,000      $ 5,977,000

Stock issuance                                          497,093        3,846,000               -                 -        3,846,000
Stock issuance costs                                          -          (39,000)              -                 -          (39,000)
Allocation to restricted reserves                             -         (322,000)              -           322,000                -
Dividends                                                     -                -               -          (411,000)        (411,000)
Net income                                                    -                -               -         6,804,000        6,804,000
Foreign currency translation adjustment                       -                -         256,000                 -          256,000
                                                    -----------     ------------     -----------     -------------    -------------
Balance, December 31, 1996                            6,512,926        4,167,000         117,000        12,149,000       16,433,000

Fair value of DHT non-tendered shares (note 2)                -       19,243,000               -                 -       19,243,000
Stock option compensation expense                             -          442,000               -                 -          442,000
Dividends                                                     -                -               -       (13,966,000)     (13,966,000)
Net loss                                                      -                -               -       (39,458,000)     (39,458,000)
Foreign currency translation adjustment                       -                -        (775,000)                -         (775,000)
                                                    -----------     ------------     -----------     -------------    -------------
Balance, December 31, 1997                            6,512,926       23,852,000        (658,000)      (41,275,000)     (18,081,000)

Stock issuance                                            6,375           73,000               -                 -           73,000
Stock option compensation expense                             -          442,000               -                 -          442,000
Net loss                                                      -                -               -       (30,937,000)     (30,937,000)
Foreign currency translation adjustment                       -                -         505,000                 -          505,000
                                                    -----------     ------------     -----------     -------------    -------------
Balance, January 2, 1999                              6,519,301      $24,367,000      $ (153,000)     $(72,212,000)    $(47,998,000)
                                                    -----------     ------------     -----------     -------------    -------------
                                                    -----------     ------------     -----------     -------------    -------------

See accompanying notes to consolidated financial statements

                                AXIOHM TRANSACTION SOLUTIONS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED
                                                                           ---------------------------------------------------------
                                                                             JANUARY 2,          DECEMBER 31,          DECEMBER 31,
                                                                                1999                1997                   1996
                                                                           ---------------     ---------------       ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(30,937,000)       $ (39,458,000)        $  6,804,000
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                In process technology                                                   -           34,236,000                    -
                Depreciation and amortization                                  42,263,000           19,971,000           2,921,000
                Provision for deferred income taxes                             1,111,000           (2,020,000)            458,000
                Provision for long-term liabilities                               221,000              843,000             461,000
                Other                                                          (1,695,000)            (146,000)             213,000

     Changes in assets and liabilities, excluding effect of acquisitions:
                Accounts receivable                                            (2,155,000)          (7,262,000)          (2,215,000)
                Inventories                                                    (2,701,000)          (3,533,000)            (736,000)
                Other current assets                                              (32,000)           3,941,000             (517,000)
                Accounts payable                                                2,873,000            3,778,000            2,700,000
                Accrued payroll, payroll taxes, and benefits                     (950,000)             997,000              329,000
                Accrued expenses                                                 (328,000)           3,298,000              187,000
                Income taxes payable                                           (1,842,000)             992,000              618,000
                Deferred revenue                                                 (221,000)             823,000             (107,000)
                Other current liabilities                                      (1,466,000)            (182,000)             621,000
                                                                           ---------------     ---------------       ---------------
                Net cash provided by operating activities                      $4,141,000        $  16,278,000        $  11,737,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment for acquisition purchases, net of cash acquired                  (5,432,000)      $(147,995,000)           $        -
      Additional purchase price for IPB                                          (952,000)           (552,000)                    -
      Capital expenditures                                                     (5,432,000)         (5,960,000)           (3,056,000)
      Proceeds from sale of property, plant and equipment                               -              16,000                71,000

Other                                                                                   -             (38,000)              (12,000)
                                                                           ---------------     ---------------       ---------------
                Net cash used in investing activities                        $(11,912,000)      $(154,529,000)        $  (2,997,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank overdraft                                                              $     -          $        -         $    (545,000)
      Net borrowings under lines of credit                                      8,296,000          (1,127,000)             (128,000)
      Proceeds from long-term debt and merger financing                                 -         172,000,000                     -
      Principal repayment under long-term debt                                 (3,608,000)         (9,198,000)           (8,565,000)
      Proceeds from government grant obligations                                  116,000             550,000               338,000
      Repayment under government grant obligations                               (248,000)           (612,000)             (308,000)
      Debt issuance costs                                                        (172,000)         (8,137,000)                    -
      Payment of dividends                                                              -         (13,966,000)             (411,000)
      Proceeds from stock issuance, net of issuance costs                          73,000                   -             3,807,000
      Net loans to related parties                                                      -           1,713,000            (1,851,000)
                                                                           ---------------     ---------------       ---------------
                Net cash provided by (used in) financing activities           $ 4,457,000       $ 141,223,000         $  (7,663,000)

 Effect of exchange rate changes on cash                                          339,000            (934,000)              126,000

 Net increase (decrease) in cash and cash equivalents                         $(2,975,000)       $  2,038,000         $   1,203,000
 Cash and cash equivalents at beginning of year                                 3,877,000           1,839,000               636,000
                                                                           ---------------     ---------------       ---------------
 Cash and cash equivalents at end of year                                       $ 902,000        $  3,877,000         $   1,839,000
                                                                           ---------------     ---------------       ---------------
                                                                           ---------------     ---------------       ---------------
 SUPPLEMENTAL CASH FLOW DISCLOSURES:

 CASH PAID DURING THE YEAR FOR:
      Interest                                                                $17,379,000        $  7,253,000           $   845,000
      Income taxes                                                              2,246,000           4,705,000             3,245,000

 NON-CASH INVESTING ACTIVITY:
      Fair market value of assets acquired                                    $ 5,528,000        $ 148,364,000            $       -
      In-process technology                                                             -           34,236,000                    -
      Liabilities assumed                                                               -          (15,363,000)                   -
      Non-tendered shares                                                               -          (19,242,000)                   -
                                                                           ---------------     ---------------       ---------------
      Cash paid, net of cash acquired                                         $ 5,528,000        $ 147,995,000           $        -

 OTHER NON-CASH TRANSACTIONS:
      Capital lease obligation                                                    $     -           $        -         $    163,000
      Accrual for contingent purchase price consideration
                                                                                        -              952,000              552,000
                                                                           ---------------     ---------------       ---------------
                                                                           ---------------     ---------------       ---------------

                   See accompanying notes to consolidated financial statements.

AXIOHM TRANSACTION SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's fiscal year consists of the 52 or 53 week period ended on the last Saturday nearest the December 31, effective for fiscal year ended 1998. Fiscal year 1998 is inclusive of 53 weeks where as comparable years-presented are inclusive of a 52 week calendar year. The difference between comparable periods is not material in terms of sales and net loss.

DESCRIPTION OF BUSINESS
         Axiohm Transaction Solutions, Inc. ("Company") is a designer, manufacturer and marketer of transaction printers and printer components utilizing thermal, magnetic and impact technologies. The Company's transaction printer products are used in retail, financial and commercial transactions to provide transaction records such as receipts, tickets, register journals, checks and other documents. In addition, to transaction printers, the Company also designs, manufactures and markets: (i) card readers, which, similar to transaction printers, are an integral part of transaction activity; and (ii) bar code printers and related consumable supplies, which are used for automatic identification and data collection systems. The Company operates on a worldwide basis with significant activities in North America and Europe. The Company sells its products to OEMs, VARs, distributors and end-users.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
         The financial statements of Axiohm include the accounts of its wholly owned subsidiaries in the United States, France, Mexico, the United Kingdom, Australia, Hong Kong and Japan. All intercompany accounts and transactions have been eliminated.

         On August 21, 1997, pursuant to an Agreement and Plan of Merger dated as of July 14, 1997 (the "Agreement of Merger"), AX Acquisition Corporation ("AX" or the "Purchaser"), an indirect wholly-owned subsidiary of Axiohm S.A., acquired approximately 88%, or 7,000,000 shares, of the outstanding Common Stock of DH through a public tender offer to the shareholders of DH at a price of $25 per share (the "Tender Offer").

         On October 2, 1997, pursuant to the Agreement of Merger, AX acquired 100% of the outstanding Common Stock of Axiohm S.A. in exchange for 5,518,524 shares of DH Common Stock and $12.2 million in cash (the "Share Exchange Offer"). Simultaneous with the Share Exchange Offer, DH purchased all of the outstanding shares of AX in exchange for the assumption of approximately $190 million of debt (the "Acquisition Financing") incurred by AX to finance the Tender Offer. Immediately after the Share Exchange Offer, AX was merged with and into DH (the "Merger"), the surviving legal entity, and the company changed its name from "DH Technology, Inc." to "Axiohm Transaction Solutions, Inc." (the "Company"). Immediately after the Merger, approximately 85% of DH's outstanding Common Stock was held by the former shareholders of Axiohm S.A. and 15% was held by the former public shareholders of DH, Inc.

         The Tender Offer, the Share Exchange Offer and the Merger (collectively the "Acquisition") have been accounted for in a manner similar to a reverse acquisition, in which Axiohm S.A. was treated as the acquirer for accounting purposes. Accordingly, the historical financial information for periods prior to August 31, 1997 are those of Axiohm S.A. The effective date of the Acquisition and Merger of DH for accounting purposes was August 31, 1997, and, accordingly, the capital structure of the Company has been retroactively restated to reflect the number of shares and options outstanding as a result of the Acquisition. The results of operations for the twelve-month period ended December 31, 1997 include the operations of DH after August 31, 1997.

CASH AND CASH EQUIVALENTS
         Cash equivalents consist principally of highly liquid investments with a maturity of less than three months at the time of purchase.

INVENTORIES
         Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.


PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from one to 40 years. The Company utilizes the following estimated useful lives: Building - 40 years; Machinery and Equipment from 3 to 5 years; Furniture and Fixtures from 3 - 7 years. Renewals and replacements, which extend the useful life of the fixed asset, are capitalized.

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

OTHER ASSETS:
         Amortization of debt issuance costs is recorded as interest expense, using the effective interest method over the life of the related debt.

GOVERNMENT GRANTS AND SUBSIDIES
         Grants received from government agencies for the acquisition of property and equipment are netted against the related capital expenditure. Grants for investments in foreign countries are deferred and recognized as a deduction to expenses if and when the conditions for the grant have been satisfied. Subsidies received for employee training is recognized as a deduction to expenses during the period in which the related costs are incurred.

POST RETIREMENT BENEFITS
         Certain employees participate in a defined benefit post-retirement medical plan. The projected benefit obligation relating to such benefits is calculated and recorded in accordance with Statement of Financial Accounting Standards No. 106, ACCOUNTING FOR POST-RETIREMENT BENEFITS (SFAS NO. 106).

         In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits." SFAS 132 revises the employers' disclosure about pensions and other post-retirement benefit plans; however, it does not change the measurement or recognition of those plans. Prior year disclosures have been restated.

STOCK- BASED COMPENSATION
         The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS NO. 123 and accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The proforma net income and proforma earnings per share disclosures for employee stock option grants made are made using the fair-value based method required by SFAS No. 123.

FOREIGN CURRENCY TRANSLATION
         The accounts of foreign subsidiaries where the local currency is the functional currency are translated at the year end rate for assets and liabilities unless hedged by forward foreign exchange contracts, in which case the rates specified in such forward contracts are used, while income and expenses are translated using the average rate for the year. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included as a separate component of shareholders' deficit. Financial results of foreign subsidiaries in Mexico, which has a highly inflationary economy and is translated using a combination of current and historical exchange rates and any translation adjustments are included in net earnings, along with all transaction gains and losses for the period

FOREIGN CURRENCY HEDGES
         The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. For contracts which do not meet the Company's criteria for hedge accounting, realized and unrealized gain or losses are recognized currently. The Company's hedging activities have not had a material impact on its operations or cash flows. The Company does not use or hold financial instruments for speculative trading purposes. At January 2, 1999 the Company's portfolio consisted of five foreign exchange contracts to sell $9 million at an average rate of $1 = FF 5.60.

CONCENTRATION OF CREDIT RISK
         The Company sells products to various customers across several industries throughout the world. Financial instruments, which potentially subject the Company to concentrations of credit risk, are accounts receivable and cash. The Company performs on-going credit evaluations of its customer's financial condition and generally requires no collateral from its customers. The Company has established reserves for potential credit losses.

INTEREST RATE SWAP AGREEMENT
         The Company has entered into three interest rate swap agreements totaling $35,000,000 with a major financial institution with respect to its term debt outstanding under its Credit Agreement (note 6). This swap agreement has the effect of converting certain of the Company's variable rate term debt to fixed rate obligations. Expiration dates are as follows: $20,000,000 November 1999; $10,000,000 October 2001; and $5,000,000 October 2001. Net amounts paid or received are accrued on a settlement basis as adjustments to interest expense.

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

INCOME TAXES
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


EARNINGS (LOSS) PER SHARE
         Basic earnings per share is computed by dividing net earnings (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. For the year ended January 2, 1999 and December 31, 1997 options representing 85,623 and 95,000 shares respectively, were not included in the calculation of diluted earnings per share, respectively, as their effect would have been anti-dilutive. December 31, 1996 diluted weighted average shares outstanding were increased by 24,000 to reflect the effect of outstanding options.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair values as the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.
         The Company periodically evaluates the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

RECLASSIFICATION
         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

COMPREHENSIVE INCOME
         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income, (SFAS 130)." SFAS 130 establishes the standards for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

SEGMENT DISCLOSURES
         In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, (SFAS 131)." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.


2.  ACQUISITIONS

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

         On August 21, 1997, Purchaser, an indirect wholly owned subsidiary of the Company, acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through the Tender Offer to the shareholders of DH, resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of the Company and all of the outstanding shares of capital stock of Dardel, which held the remaining shares of capital stock of the Company. Immediately after this exchange, DH purchased from Axiohm all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH, and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. The aggregate purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million under the $85.0 Term Loan Facility and the Revolving Credit Facility of up to $35.0 million and (ii) the proceeds of the Offering of $120,000,000 of its Notes, which were exchanged in March 1998 for equivalent notes which have been registered under the Securities Act of 1933. See "Item 1. Business -- Recent Acquisition"

         Although DH was the surviving legal entity, the transaction was accounted for as a purchase of DH by Axiohm. While the effective date of the Merger was October 2, 1997 for legal purposes, the effective date of the acquisition of DH for accounting purposes was August 31, 1997.

         The aggregate purchase price of $209.1 million was allocated based on the fair values of tangible and intangible assets acquired and consisted of the following:

Cash paid for DH shares                                                         $175,000,000
Cash paid for DH stock options                                                    12,720,000
Transaction costs.                                                                 2,142,000
Fair value of DH non-tendered shares (1)                                          19,242,000
                                                                       ----------------------
                                                                                $209,104,000
                                                                       ----------------------
                                                                       ----------------------

(1) Recorded as an increase to common stock on the accompanying consolidated balance sheet.

A summary of the purchase price allocation is as follows:

Net tangible assets acquired                                                     $75,391,000
In-process technology                                                             34,236,000
Acquired technology                                                               22,910,000
Customer lists                                                                     5,100,000
Workforce                                                                          2,100,000
Goodwill                                                                          69,367,000
                                                                        ---------------------
Total                                                                            209,104,000
                                                                        ---------------------
                                                                        ---------------------

         The purchased in-process research and development charges recognized by the Company at December 31, 1997 totaled $34,236,000. At the time of the acquisition of DH, the Company implemented a plan to achieve purchasing, manufacturing and other synergies. Goodwill and other intangibles are being amortized over three years using the straight-line method, which is the period estimated to be benefited

         Of the cash paid for the DH stock options, $8.6 million was funded to a Rabbi trust and is reflected on the balance sheet as restricted cash and a corresponding liability at December 31, 1997. The two officers who were the beneficiaries of the Rabbi trust were terminated during the 1st quarter 1998, whereby the trust was liquidated. Accordingly, restricted cash and the corresponding liability are classified as current on the accompanying consolidated balance sheet.

         The acquisition was financed with $120 million of 9.75% Senior Subordinated Notes due 2007 and borrowings under the $85 million Credit Facility. See Note 6 to the Consolidated Financial Statements.

         The following unaudited pro forma information has been prepared assuming that the acquisition of DH and the acquisition financing had occurred at the beginning of 1997. Pro forma adjustments include increased amortization for the purchase price in excess of assets acquired; an adjustment to remove the impact of in-process technology of $34,236,000; increased interest expense from the acquisition financing; and related income tax effects. The pro forma information does not reflect any potential cost savings from combining the operations of DH and Axiohm S.A.


                                                                                                        YEAR ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                                       $212,479,000
Net loss                                                                                                         $30,951,000
Net loss per share                                                                                                     $4.75
Weighted average number of shares outstanding                                                                      6,513,000
                                                                      -------------------------------------------------------


         The pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the Acquisition and the acquisition financing been completed at the beginning of the periods presented, or results that may be obtained for any other period.

         During the 2nd quarter of 1998, the Company acquired AP Print, S.A. based in Angers, France. AP Print is a developer and manufacturer of plastic card printers used in applications such as driver's licenses, membership cards, access control badges and smart cards. The acquisition is not material, and therefore pro forma information has not been presented.

3.  INVENTORIES

Inventories are comprised of the following:

                                                                      JANUARY 2,                DECEMBER 31,
                                                                         1999                       1997
                                                              ---------------------------- -----------------------
Raw Materials                                                                 $24,632,000             $20,014,000
Work in Process                                                                 2,027,000               2,328,000
Finished Goods                                                                  6,551,000               7,761,000
                                                              ---------------------------- -----------------------
                                                                              $33,210,000             $30,103,000
                                                              ---------------------------- -----------------------



4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                             JANUARY 2,            DECEMBER 31,
                                                                1999                   1997
----------------------------------------------------- ------------------------- --------------------
Land                                                              $  1,141,000           $  935,000
Building & leasehold improvements                                    9,474,000            8,860,000
Machinery and equipment                                             14,785,000           11,414,000
Furniture, fixtures, and equipment                                  12,837,000           11,229,000
                                                      ------------------------- --------------------
                                                                    38,237,000           32,438,000
Accumulated depreciation
   And amortization                                               (17,681,000)         (10,903,000)
                                                      ------------------------- --------------------
                                                                   $20,556,000          $21,535,000
                                                      ------------------------- --------------------

         Included above are assets under capital leases amounting to $1,355,000 and $1,672,000, net of accumulated amortization of $148,000 and $358,000 at January 2, 1999; December 31, 1997, respectively.

5.  INTANGIBLES ASSETS

Intangible assets are comprised of the following:

                                                            JANUARY 2, 1999      DECEMBER 31, 1997
                                                          --------------------- --------------------
Goodwill                                                           $79,156,000          $73,287,000
Acquired technology                                                 22,910,000           22,910,000
Customer lists                                                       5,100,000            5,100,000
Workforce                                                            2,100,000            2,100,000
Patents and technology rights                                          512,000              703,000
Covenants not to compete                                             2,325,000              950,000
                                                          --------------------- --------------------
                                                                   112,103,000          105,050,000
                                                          --------------------- --------------------
Accumulated amortization                                          (48,692,000)         (12,679,000)
                                                          --------------------- --------------------
                                                                   $63,411,000          $92,371,000
                                                          --------------------- --------------------

6. LONG TERM DEBT
Long-term debt is comprised of the following:

                                                                            JANUARY 2,               DECEMBER 31,
                                                                               1999                      1997
                                                                      ------------------------  -----------------------
9.75% senior subordinated notes with interest
due semi-annually in April and October, payable in full on October 1, 2007;
guaranteed by certain of the Company's' subsidiaries.                            $ 120,000,000            $ 120,000,000


Two Tranche amortizing term loan: Tranche A of $35 million due December 31,
2002, Tranche B of $15 million due December 31, 2003;
Secured by all of the real and personal property of the Company and certain of its subsidiaries. Interest rates are based on the Eurodollar rate plus a margin
of between 3.0% and 3.25%.                                                         42,550,000               45,750,000

Revolving line of credit of $35 million available through October 2, 2002;
secured on the same
basis as the term loan. Interest rates vary based on Prime plus 1.5% to 2.0% or
LIBOR plus 2.5% to 3.0%.                                                           10,405,000                2,000,000




Notes payable related to acquisitions by DH
at rates of 7% to 8%, due in annual installments through March 31,
2001.                                                                               1,261,000                1,690,000


Financing arrangement with a commercial
Lender at PIBOR plus 1.2% payable in quarterly
Payable through 2009 (4.5% at January 2, 1999).                                     1,258,000                1,217,000

Sodecco bank loan at PIBOR plus 1.2% (4.5% at January 2, 1999)payable in full in
June
2002, secured by equipment.                                                           507,000                  589,000


Credit Lyonnais bank loan at 8.0%, payable
Through November 1999.                                                                 46,000                        -

7.5% note payable in monthly installments of


$9,000 (including interest) with final payment
due September 1998; secured by equipment.                                                   -                   60,000

Capital Lease obligation for office equipment and vehicles, interest rates ranging from 7.3% to 10.6% per annum, secured by equipment,
due between 1998 and 2000.                                                             92,000                  206,000
                                                                      ------------------------  -----------------------

TOTAL DEBT                                                                       $176,119,000             $171,512,000
                                                                      ------------------------  -----------------------

LESS CURRENT PORTION                                                               $9,085,000               $5,948,000
                                                                      ------------------------  -----------------------
TOTAL LONG-TERM PORTION                                                          $167,034,000             $165,564,000
                                                                      ------------------------  -----------------------
                                                                      ------------------------  -----------------------



Maturities of long-term debt are as follows:

                                               DEBT               CAPITAL            FINANCING          TOTAL LONG-
                                                                   LEASES          ARRANGEMENTS          TERM DEBT
1999                                             $8,976,000           $39,000              $70,000          $9,085,000
2000                                              8,419,000            53,000               76,000           8,548,000
2001                                              9,253,000                --              112,000           9,365,000
2002                                             16,086,000                --               94,000          16,180,000
2003                                             12,035,000                --              131,000          12,166,000
Thereafter                                      120,000,000                --            1,203,000         121,203,000
                                       --------------------- ----------------- -------------------- -------------------
                                                174,769,000            92,000            1,686,000         176,547,000

Less imputed interest                                    --             8,000              420,000             428,000
                                       --------------------- ----------------- -------------------- -------------------
                                                174,769,000            84,000            1,266,000         176,119,000
      Less current portion                        8,976,000            39,000               70,000           9,085,000
                                       --------------------- ----------------- -------------------- -------------------
                                               $165,793,000           $45,000           $1,196,000        $167,034,000
                                       --------------------- ----------------- -------------------- -------------------


SENIOR BANK CREDIT FACILITY

         On October 2, 1997, the Company entered into a Credit Facility with a syndicate of banks (the "Banks"), led by Union Bank and Lehman Brothers which acted as agent. Pursuant to the Credit Facility, the Banks extended the Company a two tranche amortizing term loan in the original principal amount of $50 million (the "Term Loan") and established a $35 million revolving line of credit (the "Revolver") available through October 2, 2002. The Term Loan consists of a Tranche A term loan in an aggregate principal amount of $35 million, which has a maturity of five years, and a Tranche B term loan in an aggregate principal amount of $15 million, which has a maturity of six years. The Term Loan and Revolver are secured by a lien on substantially all of the real and personal property of the Company and certain of its subsidiaries and a pledge of capital stock of certain of its subsidiaries (provided that no lien was or will be granted on the assets of Foreign Subsidiaries (as defined) and no capital stock of Foreign Subsidiaries will be pledged to the extent that the granting of such lien or the making of such pledge would result in materially adverse United States federal income tax consequences to the Company or would violate applicable law). The proceeds of the Term Loan and the initial advance under the Revolver are used by the Company to repay principal and accrued interest under the Acquisition Financing. Both the Term Loan and the Revolver have interest rate options including an interest rate based on the Eurodollar Rate plus a margin of between 2.5% to 3%. Such margins vary depending upon the relationship between the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate total debt outstanding. The Company is required to pay a fee of 0.375% per annum on the unused portion of the Revolver. Under the Credit Facility, the Company is required to enter into arrangements to provide interest protection. See Interest Rate Swap Agreement Note, under Summary of Significant Accounting Policies. The Credit Facility contains various restrictive covenants with which the Company must comply. The more significant covenants relate to: limitations of capital expenditures, established maximum debt to EBITDA ratios, minimum interest coverage ratios, minimum fixed charge ratios, and limitations on indebtedness related to capital leases and certain of the Company's subsidiaries. Effective September 25, 1998, the Company renegotiated the conditions of its bank agreement. Modification mainly affected the covenant levels within the agreement. At January 2, 1999 the Company is in compliance with the debt covenants.

SENIOR SUBORDINATED NOTES

         On October 2, 1997, the Company completed a private placement (the "Senior Notes Offering") of $120 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes"). The underwriting discount to the Initial Purchaser was 2.75% of the principal amount of the Senior Notes purchased (or an aggregate of $3.3 million). The Notes were exchanged in March 1998 for new, substantially identical Notes, which have been registered under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 1998, until maturity on October 1, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at various premiums to original face value. The Company's payment obligation under the Notes is jointly and severally fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries ("the Guarantors"), all of which are directly or indirectly wholly owned by the Company. The proceeds from the sale of the Notes, together with borrowings under the $85 million Credit Facility (see above) and existing cash are used to repay principal and accrued interest under the acquisition financing.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at January 2, 1999 and December 31, 1997. FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

----------------------------- ----------------------------------------------- ----------------------------------------------
                                             JANUARY 2, 1999                                DECEMBER 31, 1997
                                  CARRYING AMOUNT           FAIR VALUE             CARRYING AMOUNT           FAIR VALUE
FINANCIAL ASSETS:
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Cash, including cash                         $902,000               $902,000                $12,471,000         $12,471,000
equivalents
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Accounts      and      Notes               33,361,000             33,361,000                 30,515,000          30,515,000
Receivables
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Financial   Liabilities
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Notes Payable                               9,898,000              9,898,000                  6,597,000           6,597,000
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Trade A/P                                  20,712,000             20,712,000                 17,351,000          17,351,000
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Other                Accrued                6,951,000              6,951,000                  4,645,000           4,645,000
Liabilities
----------------------------- ------------------------ ---------------------- -------------------------- -------------------
Long-term Debt                            168,408,000            160,008,000                167,133,000         167,133,000
----------------------------- ------------------------ ---------------------- -------------------------- -------------------

         The carrying amounts shown in the table are included in the statement of financial position under the indicated captions.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash, including cash equivalents, short-term accounts and accounts receivable, other current assets, notes payable to banks, trade accounts payables, and other accrued expenses: The carrying amounts approximate fair value because of short term maturity of those instruments.

         Long-term debt: The Senior Subordinated Debt of $120,000,000 under the Credit Facility is traded on the open market and was valued at the market rate of $93 for each $100 of carrying value at year end January 2, 1999. A total discount of $8,400,000 is included above in the fair value of the long-term debt.

         The estimated fair values of financial instruments have been determined based on available market information and appropriate valuation methodologies. However, considerable judgement is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

7. OPERATING LEASES

         Leases that do not meet the criteria for capitalization are classified as operating leases with the related expense charged to operations as incurred. The Company leases manufacturing and office facilities at various locations under operating leases, which expire at various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced with comparable leases.


         Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of January 2, 1999, are as follows:

FISCAL YEARS ENDING:
----------------------------------------- --------------------
1999                                               $2,005,000
2000                                                1,984,000
2001                                                1,881,000
2002                                                1,505,000
Thereafter                                          2,147,000
                                          --------------------
                                                   $9,522,000
                                          --------------------

Total rent expense for operating leases was $1,807,000, $1,025,000, and $349,000 for 1998, 1997, and 1996, respectively.

8.  EMPLOYEE BENEFITS PLAN

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132 revises the employers' disclosure about pensions and other post-retirements benefit plans. Prior years have been restated.

Other long-term liabilities are comprised of the following:

                                                        JANUARY, 2 1999            DECEMBER 31,1997
                                                        -------------------------- -------------------------
Post-retirement benefit obligation                                     $1,684,000                $1,527,000
Pension and profit sharing obligations - non-US
employees                                                               1,612,000                 1,479,000
                                                        -------------------------- -------------------------
Total                                                                  $3,296,000                $3,006,000
                                                        -------------------------- -------------------------
                                                        -------------------------- -------------------------

         The Company is currently obligated to provide certain post-retirement medical and life insurance benefits to approximately 100 employees who have met certain requirements as to age (generally 55) and length of service (generally 10 years, which includes a minimum of 5 years after January 1, 1995). The Company accounts for the cost of these benefits in accordance with SFAS No. 106 and funds these costs on a pay-as-you-go basis. The net periodic post-retirement benefit expense for the years ended January 2, 1999 and December 31, 1997, 1996 was $158,000, $91,000 and $96,000, respectively.


         A reconciliation of the funded status of the post-retirement benefit plan at January 2, 1999 and December 31, 1997 is as follows:

                                                                                        JANUARY 2,         DECEMBER 31,
                                                                                           1999                1997
                                                                                        -------------      --------------
Change in benefit obligation
       Accumulated postretirement benefit obligation (APBO) at beginning of year            $ 682,000           $ 440,000
       Service cost                                                                           228,000             185,000
       Interest cost                                                                           50,000              31,000
       Actuarial  losses                                                                      100,000              26,000
       Benefits paid                                                                           (2,000)                  -
                                                                                        -------------      --------------
       Benefit obligation at end of year                                                  $ 1,058,000           $ 682,000

Reconciliation of funded status
       APBO - total                                                                        (1,684,000)         $(682,000)
       Fair value of assets                                                                         -                   -
                                                                                        -------------      --------------
       Funded status                                                                      (1,058,000)           (682,000)
       Unrecognized prior service cost                                                    (1,340,000)         (1,515,000)
       Unrecognized net actuarial loss                                                        714,000             670,000
                                                                                        -------------      --------------
       Accrued benefit cost                                                              $(1,684,000)        $(1,527,000)
                                                                                        -------------      --------------
                                                                                        -------------      --------------
Key assumptions as of measurement date
       Discount rate                                                                            6.75%               7.00%
       Medical trend - valuation year (pre-Medicare/post-Medicare)                        7.0% / 7.0%         7.0% / 5.0%
       Medical trend - ultimate                                                                 5.00%               5.00%
       Year ultimate medical trend is reached                                                    2001                2000
       Measurement date                                                                      12/31/98            12/31/97

Compontents of net periodic benefit cost
       Service cost at end of year                                                          $ 228,000           $ 185,000
       Interest cost                                                                           50,000              31,000
       Amortization of unrecognized:
       Prior service cost                                                                    (175,000)           (175,000)
       Net actuarial loss                                                                      55,000              50,000
                                                                                        -------------      --------------
       Net periodic benefit cost                                                            $ 158,000           $  91,000
                                                                                        -------------      --------------
                                                                                        -------------      --------------
Key assumption as of measurement date
       Discount rate                                                                            7.00%               7.50%
       Medical trend - valuation year (pre-Medicare/ post-Medicare)                       7.0% / 5.0%         8.0% / 6.0%
       Medical trend - ultimate (beginning year 2000)                                           5.00%               5.00%
       Measurement date                                                                      01/01/98            01/01/97

Effect of a 1% change in health care cost assumption
       Effect on total of service cost and
       interest cost components in fiscal 1998                                              $  61,000          $ (49,000)
       Effect on benefit obligation (APBO) as of 1/2/99                                     $ 226,000          $(183,000)
                                                                                        -------------      --------------

         Certain non-US employees participate in a statutory profit sharing plan. The amounts owed to the employees under the profit sharing plan are based on a formula prescribed by law. The liability for profit sharing was $1,509,208 and $1,194,000 at January 2, 1999 and December 31,1997, respectively.

         The Company has recorded a liability amounting to $100,382 and $285,000 as of January 2, 1999 and December 31, 1997, which represents the actuarially determined pension liability for lump sum payments due to certain non-US employees at normal retirement age.

         The Company sponsors an employee savings plan for certain U.S. employees, which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Company also provides certain defined pension benefits (based on years of service) to certain categories of employees. The Company's obligation under these plans for 1998 was approximately $80,000. The Company's obligation under these plans in 1997 and 1996 were not material to the Consolidated Financial Statements.


9.  STOCK OPTION PLANS

         In September 1997, in connection with the Acquisition, the Company assumed the DH Technology, Inc. 1992 Stock Plan (the "1992 Plan") and the Director Warrant Plan. Under the 1992 Plan, the Board of Directors may grant incentive stock options to purchase common stock at prices which are not less than fair market value at the date of grant and non-qualified stock options at prices which are to be determined by the Compensation Committee of the Board of Directors. Stock options generally become exercisable in four equal annual installments commencing one year from the date of grant and expire within either five or eight years from the date of grant. There is a 1,050,000-share limit on the number of options and stock appreciation rights (SARs) that may be granted under the plan to an employee in any fiscal year.

         The Company had a Director Warrant Plan (the "Warrant Plan"), however; all warrants outstanding under the Warrant Plan were purchased from the directors in connection with the Acquisition. The Company terminated the Warrant Plan in 1998.

         In September 1997, in connection with the Acquisition an officer of the Company was granted options to purchase 231,118 shares of the Company's Common Stock at an exercise price of $7.15 per share to replace stock options that were granted in 1996 and subsequently canceled in connection with the Acquisition. The fair market value of the Company's common stock was $17 per share on the date of grant, resulting in compensation expense totaling $2,277,000. The Company's Consolidated Statement of Operations for the year ended January 2, 1999 and December 31, 1997 includes a $442,000 charge related to the options that vested in each year.

Information with respect to activity under the plans is set forth below:

                                             NUMBER          NUMBER OF                         WEIGHTED
                                            OF SHARES       OF OPTIONS/                        AVERAGE
                                            AVAILABLE        WARRANTS         PRICE PER        EXERCISE       AGGREGATE
                                            FOR GRANT       OUTSTANDING         SHARE           PRICE           PRICE
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996                     -             250,605           $6.54           $6.54         $1,638,957

Options authorized                           231,118
Options/warrants granted                    (231,118)         231,118           $7.15           $ 7.15        1,652,494
Options acquired in acquisition              421,271          514,160        $11.17-23.75       $16.25        8,356,260
Options/warrants canceled                     9,750          (260,355)       $6.54-23.50        $6.95        (1,810,752)
Options/warrants exercised                      -                -                -               -               -
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                  431,021          735,528        $6.54-23.75        $13.37        9,836,959

Options authorized
Options/warrants granted                    (333,000)        333,000       $8.125-13.125        $11.76        3,915,614
Options/warrants canceled                    307,172         (307,172)       $11.16-23.75       $16.08       (4,937,820)
Options/warrants exercised                      -             (6,375)        $11.16-11.16       $11.16         (71,187)
----------------------------------------------------------------------------------------------------------------------------
Balance - January 2, 1999                    405,193          754,981        $7.15-23.75        $11.58        $8,743,566
                                         -----------------------------------------------------------------------------------

Information with respect to options outstanding and exercisable by exercise price range at January 2, 1999 follows:

------------------------------------------------------------------------------------- --------------------------------------
OUTSTANDING                                                                           EXERCISABLE
------------------------------------------------------------------------------------- --------------------------------------
                                         WEIGHTED
                                         AVERAGE                  WEIGHTED                                   WEIGHTED
                                         REMAINING                AVERAGE                                    AVERAGE
RANGE OF EXERCISE PRICE    OPTIONS       CONTRACTUAL              EXERCISE               OPTIONS             EXERCISE
                           OUTSTANDING   LIFE                     PRICE                  EXERCISABLE         PRICE
-------------------------- ------------- --------------------- ---------------------- ------------------ -------------------
       $7.13-9.50               322,118          7.2                   $7.43                     92,447        $7.15
       $9.51-11.87                8,063          3.2                  $11.16                      8,063       $11.17
      $11.88-$14.25             246,875          7.3                  $13.14                      2,437       $15.48
      $14.26-$16.63             114,000          3.5                  $15.46                     66,000       $15.50
      $16.64-$21.38              49,425          3.5                  $18.41                     30,674       $18.46
      $21.39-$24.00              14,500          5.1                  $23.75                      8,000       $23.75


         At January 2 1999, the number of options exercisable was 207,621, and the weighted-average exercise price of those options and warrants was $12.35.

         The per share weighted-average fair value of stock options and warrants granted during 1998 and 1997 was $11.76 and $12.23 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.0%, risk-free interest rate of 6.50%, stock volatility rate of 73.73%, and an expected life of 6 years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.50, stock volatility rate of 68.44%, and an expected life 8 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                               JANUARY 2,            DECEMBER 31,            DECEMBER 31,
                                                                  1999                   1997                    1996
                                                         -----------------------------------------------------------------------
Net Income (loss)              As reported                        ($30,937,000)          ($39,458,000)                6,804,000
                               Pro forma                          ($31,899,000)          ($39,888,000)               $6,455,000

Earnings per share             As reported                              ($4.75)                ($6.06)                    $1.08
                               Pro forma                                ($4.89)                ($6.12)                    $1.03

         Pro forma net income (loss) reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1996 is not considered.

10.  GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

         The following information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

         The Company operates in one industry segment: the design, manufacture, and distribution of transaction printers and other printer related products.

         The Company maintains sales offices in the United States, France, Germany, the United Kingdom, Australia, Taiwan, China and Japan and also sells through distributors in 32 countries in order to reach its worldwide customer base. The following table identifies total revenues by country:

                               EXTERNAL            INTERNAL                                                 PERCENTAGE OF
       COUNTRY                   SALES               SALES         ELIMINATION'S           TOTAL             TOTAL SALES
       -------                 -----------        ------------     -------------           -----             -----------
United States                 $135,464,000         $26,061,000        ($26,061,000)        $135,464,000           58.5%
United Kingdom                  22,084,000           3,157,000          (3,157,000)          22,084,000            9.6%
Germany                         14,568,000                   -                   -           14,568,000            6.3%
All Others                      58,895,000           5,143,000          (5,143,000)          58,895,000           25.6%
                        ------------------- ------------------- -------------------- ------------------- --------------------
         TOTAL                $231,011,000         $34,361,000        ($34,361,000)        $231,011,000           100.0%
                        ------------------- ------------------- -------------------- ------------------- --------------------

         Geographic net sales are allocated based on the location of the customer. All others is inclusive but not limited to sales to: France, Canada, Brazil/ South America, Australia, Singapore, Sweden, India, New Zealand, China, Italy, Japan, Poland, Taiwan, Switzerland, Netherlands, Mexico, Argentina, and Puerto Rico.

CUSTOMER RELATED INFORMATION
         Sales to NCR, the Company's largest customer represented 25% and 35%, respectively, of net sales for the years ended January 2, 1999 and December 31, 1997. No other customer accounted for more than 10% of net sales for the year ended January 2, 1999 or December 31, 1997. On September 2, 1997, the Company entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and the Company intend and expect that NCR will purchase from the Company substantially all of its requirements for transaction printers of the type manufactured by the Company (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from the Company at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency.

11.  SHAREHOLDERS' EQUITY


         On May 14, 1997, the Company declared a cash dividend of $1.8 million on common stock, which was paid to shareholders of record on May 14, 1997. In connection with the

Share Exchange Offer in October 1997, $12.2 million in cash was paid to the shareholders of the Company and has been reflected as dividends in the accompanying consolidated financial statements.

         The Company has authorized 1,000,000 shares of no par preferred stock and 28,500,000 shares of no par common stock. The terms and conditions of the preferred stock, of which no shares have been issued, are set by the Board of Directors of the Company.

12.  RELATED PARTIES

         Axiohm S.A. leases office space from SNC La Noire. SNC La Noire, which is owned by three directors of the Company, has historically provided and is expected to continue to provide real estate and office management services to Axiohm S.A. For the year ended January 2, 1999, the Company paid rent expenses of $398,000, and management services of $217,000 to SNC La Noire. For the year ended December 31, 1997 the Company paid $132,000 for rent and $247,000 for services rendered by SNC La Noire. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.

         The Company purchased from Dardel Technologies, services including insurance coverage, telecommunications, legal and management assistance and office management services. These services amounted to $683,000, $991,000 in the first six months of 1997, and in fiscal year 1996 respectively. In addition, Dardel Technologies sub-leases to Axiohm S.A. office space that it leases from a company owned by three directors of Axiohm S.A.R.L. These sub-lease payments to Dardel Technologies amounted to $216,000 in the first six months of 1997 and $279,000, in 1996, respectively.

         Axiohm provided selling and commercial services to Enerdis S.A., a subsidiary of Dardel Technologies for an amount of $132,000 in the year ended December 31, 1996. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.

         In 1996 Axiohm participated in a cash pooling agreement with Dardel Technologies allowing it to borrow or loan cash as considered necessary. At December 31, 1996, Axiohm S.A. had an outstanding loan with Dardel Technologies amounting to $1,832,000, and bearing interest at 6.42% that was recorded in other current assets. This loan was reimbursed in April 1997 and the cash pooling agreement has been subsequently terminated. The terms of such transactions approximate those of an arm's length transaction with an unrelated party.


13.  SUPPLEMENTARY INCOME STATEMENT DISCLOSURE

OTHER INCOME:

         The Company recorded insurance proceeds of $ 1.0 million in compensation for the loss of revenue and commercial damage as other income in 1996.


14.  INCOME TAXES

Components of income (loss) before income taxes are as follows:

                                                            1998                   1997                 1996
--------------------------------------------------- ---------------------- ---------------------- ------------------
United States                                               $(28,983,000)          $(41,884,000)         $6,934,000
Foreign                                                         1,531,000              8,210,000          4,276,000
                                                    ---------------------- ---------------------- ------------------
                                                            $(27,452,000)          $(33,674,000)        $11,210,000
                                                    ---------------------- ---------------------- ------------------
                                                    ---------------------- ---------------------- ------------------

The Company's income taxes consist of the following:

                                                            1998                  1997                 1996
--------------------------------------------------- --------------------- --------------------- --------------------
Current income taxes (benefit):
   Federal                                                    $(420,000)           $3,100,000            $2,396,000
   State                                                         615,000              670,000               393,000
   Foreign                                                     2,285,000            3,796,000             1,159,000

Deferred income taxes (benefit)                                1,005,000           (1,782,000)              458,000
                                                    --------------------- --------------------- --------------------
Total income taxes                                            $3,485,000            $5,784,000           $4,406,000
                                                    --------------------- --------------------- --------------------
                                                    --------------------- --------------------- --------------------


The following table summarizes the difference between the effective income tax rate and the amount computed by applying the U.S. federal income tax rate of 34% in 1998, 1997, and 1996 to income before income taxes:

                                                                   1998             1997                1996
------------------------------------------------------------- --------------- ------------------ -------------------
Statutory federal income tax rate                                    (34.0%)            (34.0%)               36.7%

Effect of tax rate in foreign jurisdictions                            1.7%               1.9%                 1.1%
Valuation allowance on foreign entities
    loss carry forward                                                 0.6%               0.5%                   -
Tax research credit                                                       -              (0.6%)                  -
Effect of permanent differences                                       44.6%               46.3%                  -
Effect of internal capital gains                                          -                0.6%                  -
Effect of tax rate change                                                 -                0.5%                  -
Tax on foreign branch income                                          (1.9%)               0.8%                  -
State taxes net of federal                                             1.5%                1.0%                  -
Non utilized foreign entity loss                                          -                   -                1.7%
Other, net                                                             0.2%                0.2%               (0.2%)
                                                              --------------- ------------------ -------------------
EFFECTIVE INCOME TAX RATE                                             12.7%               17.2%               39.3%
                                                              --------------- ------------------ -------------------

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                                           JANUARY 2, 1999     DECEMBER 31, 1997
------------------------------------------------------------------------ -------------------- --------------------
Deferred tax assets:
   Allowance for doubtful accounts                                                  $470,000             $453,000
   Inventory                                                                       2,640,000            2,739,000
   Depreciation and amortization                                                   1,379,000            1,335,000
   Self insurance                                                                     74,000              105,000
   Accrued warranty                                                                  533,000              426,000
   Accrued payroll and vacation                                                      513,000              695,000
   Post-retirement benefit obligation                                                803,000              795,000
   Profit sharing                                                                    202,000              339,000
   Investment grants                                                                 455,000              464,000
   Stock options                                                                     336,000            3,265,000
   Operating loss carry forwards                                                     164,000              186,000
   Foreign tax credit                                                              2,586,000                    -
   Other accruals                                                                    266,000                    -
   Other reserves                                                                    342,000                    -
   Covenant not to compete                                                           539,000                    -
   Debt issuance costs                                                               274,000                    -
   Other                                                                           1,177,000              219,000
                                                                         -------------------- --------------------
      Gross deferred tax assets                                                   12,753,000           11,021,000
      Deferred tax valuation allowance                                             (133,000)            (154,000)
                                                                         -------------------- --------------------
                                                                                  12,620,000           10,867,000
                                                                         -------------------- --------------------
                                                                         -------------------- --------------------
Deferred tax liabilities:
   Long-term tax investment                                                        1,617,000            1,516,000
   Depreciation and amortization                                                   1,308,000                    -
   Allowance for long-term receivable                                                700,000              538,000
   Capital gains                                                                      10,000              193,000
   Deferred interest                                                                  23,000                    -
   Corporate recruiting / moving                                                     583,000                    -
   Other                                                                             882,000                    -
                                                                         -------------------- --------------------
      Total deferred tax liabilities                                               5,123,000            2,247,000
                                                                         -------------------- --------------------

Net deferred tax asset                                                            $7,497,000          $ 8,620,000
                                                                         -------------------- --------------------
                                                                         -------------------- --------------------
Reflected on the accompanying consolidated balance sheet as:
      Current deferred tax asset, net                                             $7,664,000           $8,751,000
      Non current deferred tax liability, net                                      (167,000)            (131,000)
                                                                         -------------------- --------------------
Net deferred tax asset                                                            $7,497,000          $ 8,620,000
                                                                         -------------------- --------------------
                                                                         -------------------- --------------------


         The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was $133,000 and $154,000, respectively. The net change in the total valuation allowance for the years ended January 2, 1999 and December 31,1997 was a decrease of $22,000 and a decrease of $234,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

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

         The condensed consolidating financial information presents condensed financial statements as of January 2, 1999 and for the year ended January 2, 1999 of:

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

         c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), and Axiohm Japan Inc.),

         d) elimination entries necessary to consolidate the parent company and its subsidiaries, and

         e)       the Company on a consolidated basis.

         The condensed consolidating financial information also presents condensed financial statements as of December 31, 1997 and for the years ended December 31, 1997 and 1996 of:

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

                                                                                      JANUARY 2, 1999
                                                        ----------------------------------------------------------------------------
                                                                   GUARANTOR SUBSIDIARIES
                                                                   ---------------------- NON-GUARANTOR
                                                        PARENT      FRENCH           US    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                        ------     ---------      -------- ------------   ------------  ------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                         $ 4,055     $  (831)        $ (3,317)    $   995     $      --       $   902
     RESTRICTED CASH                                        --          --               --          --            --            --
     ACCOUNTS RECEIVABLE, NET                           10,573       4,255           14,702       3,831            --        33,361
     INVENTORIES                                         6,438       7,205           15,556       4,665          (654)       33,361
     PREPAID EXPENSES AND OTHER CURRENT ASSETS           9,494         826              557         426           173        11,476
     INTERCOMPANY                                      (18,753)      2,889           15,538      (4,989)        5,315            --
                                                     ---------   ---------         --------     -------      --------      ---------
        TOTAL CURRENT ASSETS                            11,807      14,344           43,036       4,928         4,834        78,949
     FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION       4,239       4,229           10,650       1,438            --        20,556
     INTANGIBLE ASSETS                                  59,922         412            3,098         (21)           --        63,411
     OTHER ASSETS                                        6,163         366            2,253          28            --         8,810
     INVESTMENT IN SUBSIDIARIES                         45,029       8,752               --          --       (53,781)           --
                                                     ---------   ---------         --------     -------      --------      ---------
        TOTAL ASSETS                                 $ 127,160   $  28,103         $ 59,037     $ 6,373      $(48,947)     $171,726
                                                     ---------   ---------         --------     -------      --------      ---------
                                                     ---------   ---------         --------     -------      --------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                $   3,397   $   6,847         $  8,679     $ 1,789      $     --      $ 20,712
     CURRENT PORTION OF LONG-TERM DEBT                   8,839         214               21          11            --         9,085
     CURRENT PORTION OF GOVERNMENT GRANT OBLIGATIONS        --         760               34          19            --           813
     ACCRUED PAYROLL, PAYROLL TAXES AND BENEFITS         1,534       1,912            1,580         341            --         5,367
     ACCRUED EXPENSES                                    4,578         994            1,199         180            --         6,951
     INCOME TAXES PAYABLE                               (2,538)     (1,462)           4,232        (232)           --            --
     DEFERRED REVENUE                                      (39)      1,203              746          --            --         1,910
     RABBI TRUST                                            --          --               --          --            --            --
     OTHER CURRENT LIABILITIES                           3,015          --               --          --            --         3,015
                                                     ---------   ---------         --------     -------      --------      ---------
        TOTAL CURRENT LIABILITIES                       18,786      10,468           16,491       2,108            --        47,853
NON-CURRENT LIABILITIES:
     LONG-TERM DEBT                                    165,376       1,552               18          88            --       167,034
     GOVERNMENT GRANT OBLIGATIONS                           --         858              516          --            --         1,374
     OTHER LONG-TERM LIABILITIES                            --       1,609            1,687          --            --         3,296
     DEFERRED TAX LIABILITY                             (2,475)      2,327              315          --            --           167
                                                     ---------   ---------         --------     -------      --------      ---------
        TOTAL LIABILITIES                              181,687      16,814           19,027       2,196            --       219,724
                                                     ---------   ---------         --------     -------      --------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):
     PREFERRED SHARES, NO PAR VALUE
        AUTHORIZED: 1,000,000 SHARES, NONE ISSUED           --          --               --          --            --            --


     COMMON STOCK                                       17,567      11,009               --         505        (4,714)       24,367
     FOREIGN CURRENCY TRANSLATION ADJUSTMENT               118         380               --        (416)         (235)         (153)
     RETAINED EARNINGS (ACCUMULATED DEFICIT)           (72,212)       (100)          40,010       4,088       (43,998)      (72,212)
                                                     ---------   ---------         --------     -------      --------      ---------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              (54,527)     11,289           40,010       4,177       (48,947)      (47,998)
                                                     ---------   ---------         --------     -------      --------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $127,160    $ 28,103         $ 59,037     $ 6,373      $(48,947)    $ 171,726
                                                     ---------   ---------         --------     -------      --------      ---------


               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                               (In thousands)


                                                                          YEAR ENDED JANUARY 2, 1999
                                           -----------------------------------------------------------------------------------------
                                                         GUARANTOR SUBSIDIARIES
                                                         ----------------------     NON-GUARANTOR
                                            PARENT       FRENCH             US       SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                           --------     --------        ----------  --------------     ------------   -------------
NET SALES                                  $ 58,324     $ 46,642        $ 134,747      $ 25,659        $ (34,361)       $231,011
COST OF NET SALES                            37,472       30,785           98,148        20,310          (35,786)        150,929
                                           --------     --------        ----------    ---------        -----------     -----------
GROSS MARGIN                                 20,852       15,857           36,599         5,349            1,425          80,082



OPERATING EXPENSES:
    SELLING, GENERAL & ADMINISTRATIVE        11,102        5,271           16,486         4,897                --         37,756

    RESEARCH AND DEVELOPMENT                  4,380        3,563            7,319           563                --         15,825

    PLANT CLOSING EXPENSES                    1,565           --               --            --                --          1,565
    ACQUISITION RELATED AMORTIZATION         35,470           --               --            --                --         35,470
                                           --------     --------        ----------    ---------        -----------     -----------
TOTAL OPERATING EXPENSES                     52,517        8,834           23,805         5,460                --         90,616
                                           --------     --------        ----------    ---------        -----------     -----------
INCOME (LOSS) FROM OPERATIONS              (31,665)        7,023           12,794          (111)            1,425        (10,534)

INTEREST AND OTHER INCOME                    9,776        (1,129)          (4,456)         (577)           (3,436)           178
INTEREST AND OTHER EXPENSE                   15,460        5,088               13            18            (3,483)        17,096
EQUITY EARNINGS IN SUBSIDIARIES               3,932           --               --            --            (3,932)            --
                                           --------     --------        ----------    ---------        -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES          (33,417)          806            8,325          (706)          (2,460)        (27,452)

INCOME TAXES                                (2,480)        2,586            2,913          (158)             624           3,485
                                           --------     --------        ----------    ---------        -----------     -----------
NET INCOME (LOSS)                        $ (30,937)     $ (1,780)         $ 5,412       $  (548)        $ (3,084)       $(30,937)
                                           --------     --------        ----------    ---------        -----------     -----------

           AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        (In thousands)

                                                                                  YEAR ENDED JANUARY 2, 1999
                                                             ---------------------------------------------------------------------
                                                                   GUARANTOR SUBSIDIARIES
                                                                   ----------------------  NON-GUARANTOR
                                                             PARENT    FRENCH      US      SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                             ------    ------    -----     ------------  ------------ ------------
CASHFLOWS FROM OPERATING ACTIVITIES:
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $ (7,835)   $  297    $ 11,443     $   95       $  141        $  4,141
CASHFLOWS FROM INVESTING ACTIVITIES:
     PAYMENT FOR ACQUISITION OF BUSINESS AND OTHER
     INTANGIBLES                                             (4,308)     (443)     (1,729)        --           --          (6,480)
     CAPITAL EXPENDITURES AND OTHER                          (2,366)   (1,516)     (1,322)      (228)          --          (5,432)
                                                           --------    -------   --------    -------       ------        --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (6,674)   (1,959)     (3,051)      (228)          --         (11,912)
CASHFLOWS FROM FINANCING ACTIVITIES:
     NET BORROWINGS UNDER LINE OF CREDIT                      8,124        --          --         --           --           8,124
     PRINCIPAL REPAYMENTS UNDER LONG TERM DEBT               (3,571)     (126)        (43)        --           --          (3,740)
     EXERCISE OF STOCK OPTIONS                                   73        --          --         --           --              73
                                                           --------    -------   --------    -------       ------        --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      4,626      (126)        (43)        --           --           4,457

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          78       819          --       (417)        (141)            339
                                                           --------    -------   --------    -------       ------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    (9,805)     (969)      8,349       (550)          --          (2,975)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             13,860       138     (11,666)     1,545           --           3,877
                                                           --------    -------   --------    -------       ------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,055    $ (831)   $ (3,317)   $   995       $   --        $    902
                                                           --------    -------   --------    -------       ------        --------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                  YEAR ENDED DECEMBER 31, 1997
                                                             ---------------------------------------------------------------------
                                                                   GUARANTOR SUBSIDIARIES
                                                                   ----------------------  NON-GUARANTOR
                                                             PARENT    FRENCH      US      SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                             ------    ------    -----     ------------  ------------ ------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                        $   13,860     $    138    $  (11,666)   $   1,545      $     --   $   3,877
     RESTRICTED CASH                                       8,594           --            --           --            --       8,594
     ACCOUNTS RECEIVABLE, NET                             10,388        3,760        15,209        3,099        (1,941)     30,515
     INVENTORIES                                           3,611        4,995        17,140        4,600          (243)     30,103
     PREPAID EXPENSES AND OTHER CURRENT ASSETS             4,235        9,759           437       (3,316)         (100)     11,015
     INTERCOMPANY                                        (14,259)       2,612        11,514       (1,761)        1,894          --
        TOTAL CURRENT ASSETS                              26,429       21,264        32,634        4,167          (390)     84,104
     FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION         3,847        4,052        11,679        1,957            --      21,535
     INTANGIBLE ASSETS                                    88,555           93         3,521          202            --      92,371
     OTHER ASSETS                                          5,428          413           418           83          (308)      6,034
     INVESTMENT IN SUBSIDIARIES                           45,030           --            --           --       (45,030)         --
        TOTAL ASSETS                                  $  169,289   $   25,822    $   48,252    $   6,409    $  (45,728)  $ 204,044

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                  $   2,511    $   6,569      $   6,767   $   1,504      $     --  $   17,351
     CURRENT PORTION OF LONG-TERM DEBT                     5,689          227             32          --            --       5,948
     CURRENT PORTION OF GOVERNMENT GRANT OBLIGATIONS          --          649             --          --            --         649
     ACCRUED PAYROLL, PAYROLL TAXES AND BENEFITS             689        3,558          1,947          --            --       6,194
     ACCRUED EXPENSES                                      1,620        1,196          2,113        (284)           --       4,645
     INCOME TAXES PAYABLE                                  1,937          174           (174)         --            --       1,937
     DEFERRED REVENUE                                        416        1,121            519          --            --       2,056
     RABBI TRUST                                           8,594           --             --          --            --       8,594
     OTHER CURRENT LIABILITIES                             4,481           --             --          --            --       4,481
                                                      ----------   ----------     ----------   ---------   -----------   ---------
        TOTAL CURRENT LIABILITIES                         25,937       13,494         11,204       1,220            --      51,855
NON-CURRENT LIABILITIES:
     LONG-TERM DEBT                                      162,903        2,014            600          47            --     165,564
     GOVERNMENT GRANT OBLIGATIONS                             --        1,569             --          --            --       1,569
     OTHER LONG-TERM LIABILITIES                          (2,168)       3,455          1,850          --            --       3,137
                                                      ----------   ----------     ----------   ---------   -----------   ---------
        TOTAL LIABILITIES                                186,672       20,532         13,654       1,267            --     222,125
                                                      ----------   ----------     ----------   ---------   -----------   ---------
SHAREHOLDERS' EQUITY (DEFICIT):
     COMMON STOCK                                         23,852        4,167             --         360        (4,527)     23,852
     FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  40         (557)            --           2          (143)       (658)
     RETAINED EARNINGS (ACCUMULATED DEFICIT)             (41,275)       1,680         34,598       4,780       (41,058)    (41,275)
                                                      ----------   ----------     ----------   ---------   -----------   ---------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                (17,383)       5,290         34,598       5,142       (45,728)    (18,081)
                                                      ----------   ----------     ----------   ---------   -----------   ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  169,289   $   25,822     $   48,252   $   6,409   $   (45,728)  $ 204,044
                                                      ----------   ----------     ----------   ---------   -----------   ---------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              (In thousands)


                                                                                  YEAR ENDED DECEMBER 31, 1997
                                                             ---------------------------------------------------------------------
                                                                   GUARANTOR SUBSIDIARIES
                                                                   ----------------------  NON-GUARANTOR
                                                             PARENT    FRENCH      US      SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                             ------    ------    -----     ------------  ------------ ------------
NET SALES                                                  $ 20,304  $ 15,242  $ 113,807      $ 9,657      $ (5,262)       $153,748
COST OF NET SALES                                            14,405    (1,291)    87,008        7,715        (5,237)        102,600
                                                           ---------  -------    -------         ----      --------        --------
GROSS MARGIN                                                  5,899    16,533     26,799        1,942           (25)         51,148

OPERATING EXPENSES:
    SELLING, GENERAL & ADMINISTRATIVE                         2,527     5,431      9,555        1,626            --          19,139
    RESEARCH AND DEVELOPMENT                                  1,351     3,235      5,290          157            --          10,033
    IN-PROCESS TECHNOLOGY                                    34,236        --         --           --            --          34,236
    INTANGIBLE AMORTIZATION                                  11,299       (99)       274           --            --          11,474
                                                           ---------  -------    -------         ----      --------        --------
TOTAL OPERATING EXPENSES                                     49,413     8,567     15,119        1,783            --          74,882
                                                           ---------  -------    -------         ----      --------        --------
INCOME (LOSS) FROM OPERATIONS                               (43,514)    7,966     11,680          159           (25)        (23,734)

INTEREST AND OTHER INCOME                                     1,540       158        112           57        (1,282)            585
INTEREST EXPENSE                                             (8,749)   (2,632)      (348)         (78)        1,282         (10,525)

EQUITY EARNINGS IN SUBSIDIARIES                               9,835                                --        (9,835)             --
                                                           ---------  -------    -------         ----      --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                           (40,888)    5,492     11,444          138        (9,860)        (33,674)

PROVISION FOR INCOME TAXES                                   (1,430)    2,608      4,576           55           (25)          5,784
                                                           ---------  -------    -------         ----      --------        --------
NET INCOME (LOSS)                                          $ (39,458) $ 2,884    $ 6,868         $ 83      $ (9,835)       $(39,458)
                                                           ---------  -------    -------         ----      --------        --------


               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                                    YEAR ENDED DECEMBER 31, 1997
                                          -----------------------------------------------------------------------------------------
                                                      GUARANTOR SUBSIDIARIES
                                                      ----------------------      NON-GUARANTOR
                                          PARENT       FRENCH         US           SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                          ------       ------         --           ------------     ------------      ------------
CASHFLOWS FROM OPERATING ACTIVITIES:
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                     3,395       18,309       (4,579)             (847)               --           16,278

CASHFLOWS FROM INVESTING ACTIVITIES:
     PAYMENT FOR ACQUISITION OF BUSINESS
     AND OTHER INTANGIBLES                 (147,995)        (552)           --                                 --         (148,547)
     CAPITAL EXPENDITURES AND OTHER            (556)      (1,591)      (3,605)             (230)               --           (5,982)

                                             -------     --------    --------          --------           --------        ---------
     NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                  (148,551)      (2,143)      (3,605)             (230)               --         (154,529)

CASHFLOWS FROM FINANCING ACTIVITIES:
     NET REPAYMENT UNDER LINE OF CREDIT          149           --      (1,260)              (16)               --           (1,127)

     PROCEEDS FROM MERGER FINANCING          172,000           --                                                          172,000

     PRINCIPAL REPAYMENTS UNDER LONG-TERM
     DEBT                                    (4,285)        (494)      (3,826)             (593)               --           (9,198)
     PROCEEDS FROM GOVERNMENT GRANT
     OBLIGATIONS                                  --           --          550                --               --              550
     REPAYMENT UNDER GOVERNMENT GRANT
     OBLIGATIONS                                  --        (612)           --                --               --             (612)
     DEBT ISSUANCE COSTS                     (8,137)           --           --                --               --           (8,137)

     PAYMENT OF DIVIDENDS                   (12,198)      (1,768)           --                --               --          (13,966)

     MERGER COSTS                              2,023           --      (2,023)                --               --                 -

     LOANS (TO)/FROM RELATED PARTIES              --      (1,135)       2,848                 --               --            1,713
                                             -------     --------    --------          --------           --------        ---------
     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                    149,552      (4,009)      (3,711)             (609)               --          141,223

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS              (225)        (666)           --              (43)               --             (934)
                                             -------     --------    ----------        --------           --------        ---------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                               4,171       11,491     (11,895)           (1,729)               --            2,038

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                            --        1,494          230               115               --            1,839
                                             -------     --------    --------          --------           --------        ---------
CASH AND CASH EQUIVALENTS AT
     END OF YEAR                             $ 4,171     $ 12,985    $(11,665)         $ (1,614)          $    --         $  3,877
                                             -------     --------    --------          --------           --------        ---------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheets
                                 (In thousands)


                                                                            YEAR ENDED DECEMBER 31, 1996
                                                     ---------------------------------------------------------------------------
                                                     GUARANTOR SUBSIDIARIES
                                                     ----------------------    NON-GUARANTOR
                                                     FRENCH       US           SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                                     ------       --           -------------     ------------       ------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                         $ 1,494       $ 230             $ 115                             $ 1,839
     Accounts receivable, net                            6,223       4,035               294                              10,552
     Inventories                                         5,198       8,613                89                              13,900
     Prepaid expenses and other current assets             806       3,487                59            (1,066)            3,286
                                                         -----       -----                --                              ------
        Total current assets                            13,721      16,365               557            (1,066)           29,577
     Fixed assets, net of accumulated depreciation       3,725       7,488                22                              11,235
     Other assets                                        7,606       3,348                20            (7,808)            3,166
                                                         -----       -----                --            ------             -----

        Total assets                                  $ 25,052    $ 27,201             $ 599          $ (8,874)         $ 43,978
                                                      --------    --------             -----          --------          --------
                                                      --------    --------             -----          --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                    5,233       1,834               413                               7,480
     Current portion of long-term debt                     312       1,077                17                               1,406
     Current portion of government grant obligations                   916                                                   916
     Accrued payroll, payroll taxes and benefits                        --                                                    --
     Accrued expenses                                                   --                                                    --
     Income taxes payable                                               --                                                    --
     Deferred revenue                                                   --                                                    --
     Rabbi Trust                                                        --                                                    --
     Other current liabilities                           1,121       4,539             1,109            (1,066)            5,703
                                                      --------    --------             -----          --------          --------
        TOTAL CURRENT LIABILITIES                        6,666       8,366             1,539            (1,066)           15,505
Non-current liabilities:
     Long-term debt                                      2,288       4,076                                                 6,364
     Government grant obligations                        1,846          --                                                 1,846
     Other long-term liabilities                         2,621       1,208                 1                               3,830
                                                      --------    --------             -----          --------          --------
        TOTAL LIABILITIES                               13,421      13,650             1,540            (1,066)           27,545
                                                      --------    --------             -----          --------          --------
Shareholders' equity (deficit):
     Common stock                                        4,167       7,500               308            (7,808)            4,167
     Foreign currency translation adjustment                 8          --               109                                 117
     Retained earnings (accumulated deficit)             7,456       6,051            (1,358)                             12,149
                                                      --------    --------             -----          --------          --------
     Total shareholders' equity (deficit)               11,631      13,551              (941)           (7,808)           16,433
                                                      --------    --------             -----          --------          --------
     Total liabilities and shareholders' equity       $ 25,052    $ 27,201             $ 599          $ (8,874)         $ 43,978
                                                      --------    --------             -----          --------          --------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Operations
                              (In thousands)




                                                                      YEAR ENDED DECEMBER 31, 1996
                                               ---------------------------------------------------------------------------
                                                GUARANTOR SUBSIDIARIES
                                               ------------------------        NON-GUARANTOR
                                               FRENCH              US           SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               ------              --          -------------     ------------      ------------
Net Sales                                      $ 21,465         $ 73,625          $ 1,310         $ (1,098)        $ 95,302
Cost of net sales                                10,162           56,128            1,198           (1,098)          66,390
                                                 ------           ------            -----           ------           ------
Gross margin                                     11,303           17,497              112                -           28,912

Operating expenses:
    Selling, general & administrative             4,639            5,817              557               --           11,013
    Research and development                      2,781            3,867               --               --            6,648
    Goodwill amortization                             -              200               --               --              200
                                                 ------           ------            -----           ------           ------
Total operating expenses                          7,420            9,884              557               --           17,861
                                                 ------           ------            -----           ------           ------
Income (loss) from operations                     3,883            7,613             (445)              --           11,051

Interest (expense)/income, net                     (201)            (616)             (57)              --             (874)
Other income                                      1,095              (62)                               --            1,033
                                                 ------           ------            -----           ------           ------
Income (loss) before income taxes                 4,777            6,935             (502)              --           11,210
Provision for income taxes                       (1,734)          (2,670)              (2)                           (4,406)
                                                 ------           ------            -----           ------           ------
Net income (loss)                               $ 3,043          $ 4,265           $ (504)            $ --          $ 6,804
                                                 ------           ------            -----           ------           ------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Cash Flows
                              (In thousands)


                                                                                     YEAR ENDED DECEMBER 31, 1996
                                                            ------------------------------------------------------------------------
                                                            GUARANTOR SUBSIDIARIES
                                                            ----------------------     NON-GUARANTOR
                                                            FRENCH         US           SUBSIDIARIES      ELIMINATIONS  CONSOLIDATED
                                                            ------         --          -------------      ------------  ------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities    $ 6,983      $ 5,110            $ (356)            $ --        $ 11,737
                                                            -------      -------            ------             ------       --------

Cashflows from investing activities:
                                                            -------      -------            ------             ------       --------
     Net cash provided by (used in) investing activities     (1,006)      (1,983)               (8)              --          (2,997)
                                                            -------      -------            ------             ------       --------
Cashflows from financing activities:
     Net cash provided by (used in) financing activities     (4,778)      (3,354)              469               --          (7,663)

Effect of foreign exchange rate changes on cash
     and cash equivalents                                       126           --                --               --             126
                                                            -------      -------            ------             ------       --------
Net increase in cash and cash equivalents                     1,325         (227)              105               --           1,203

Cash and cash equivalents at beginning of year                  169          457                10               --             636
                                                            -------      -------            ------             ------       --------
Cash and cash equivalents at end of year                    $ 1,494        $ 230             $ 115             $ --         $ 1,839
                                                            -------      -------            ------             ------       --------

16.      RESTRUCTURING RESERVE

            As part of a restructuring program designed to streamline operations and improve manufacturing efficiencies, the Company indicated that it would incur approximately $6 million of costs to fully implement this plan. This final program was the result of an assessment that began at the time of the acquisition of DH Technology. During the 2nd quarter of 1998, the Company recorded approximately $3.0 million in additional goodwill relating primarily to severance and relocation charges associated with the restructuring of the Riverton, Wyoming and Paso Robles, California manufacturing facilities. Through January 2, 1999, the Company has incurred $296,000 in charges against the reserve. The balance is expected to be incurred until the manufacturing locations are closed. The Company also recorded $1.6 million in expenses during the year ended January 2, 1999, relating to the relocation of operations from the Paso Robles, California and Riverton, Wyoming facilities to the Company's Ithaca, New York facility, primarily for staying bonuses to be paid to employees upon completion of integration duties.

17.      LEGAL PROCEEDINGS

            In September 1998, Andrew Newmark filed a complaint against the Company in the United States District Court, Southern District of California, claiming rights to a finders fee of up to $2,187,500 in connection with the 1997 acquisition of the Company by Axiohm S.A. Also in September, the Company filed an action in the United States District Court for the Southern District of New York against Mr. Newmark, seeking a judgement that Mr. Newmark is not entitled to any fee. The New York action has been stayed pending resolution of the California action, in which discovery is presently being conducted. The Company strongly believes that its position is meritorious, and that Mr. Newmark's claims are without merit. However, there can be no assurance that the Company will ultimately prevail in the suits with Mr. Newmark.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  QUARTERS ENDED IN FISCAL 1998
                                                  ---------------------------------------------------------------
                                                  April 4,           July 4,         October 3,        January 2,
                                                  --------           -------         ----------        ----------
Total revenue                                      57,069            58,617            59,038            56,286
Gross margin                                       20,074            21,533            20,505            17,970
Loss before income taxes                           (5,561)           (4,860)           (7,390)           (9,641)
Net loss                                           (6,736)           (6,286)           (8,450)           (9,465)
Basic and diluted net loss
  per share                                         (1.03)            (0.96)            (1.30)            (1.45)
Shares used in per share calculation                6,517             6,519             6,519             6,519


                                                                     QUARTERS ENDED IN 1997
                                                  ---------------------------------------------------------------
                                                  March 31,         June 30,        September 30,     December 31,
                                                  ---------         --------        -------------     ------------
Total revenue                                      24,891            31,724            42,943            54,190
Gross margin                                        7,567            10,246            14,767            18,568
Income (loss) before income taxes                   2,724             5,468           (49,206)            7,340
Net Income (loss)                                   1,625             3,355           (51,478)            7,040
Basic and diluted net income (loss)
  per share                                          0.25              0.52             (7.90)             1.08
Shares used in per share calculation                6,513             6,513             6,513             6,513

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

       To the Board of Directors and Shareholders of Axiohm Transaction Solutions, Inc.

       Under date of March 16, 1999, we reported on the consolidated balance sheets of Axiohm Transaction Solutions, Inc. and subsidiaries as of January 2, 1999 and December 31, 1997, and the related consolidated statements of earnings, retained earnings, and cash flows for the years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as of January 2, 1999 and December 31, 1997 as listed in the accompanying index (Item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our Opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



       KPMG LLP
       Philadelphia, Pennsylvania
       March 16,1999

Schedule II
                                          VALUATION AND QUALIFYING ACCOUNTS
                                           FISCAL YEARS 1998, 1997 AND 1996


Description

                                                  Beginning          Charge to         Recoveries          Ending
Allowance for Doubtful Accounts                    Balance        Cost / Expense      (deductions)         Balance
-------------------------------                    -------        --------------      ------------         -------
        1998                                           205,000             222,000            35,000           462,000
        1997                                           139,000              49,000            17,000           205,000
        1996                                           139,000             110,000         (110,000)           139,000

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AXIOHM TRANSACTION SOLUTIONS, INC.

                                           BY:       /s/ Walter S. Sobon
                                                --------------------------------
                                                         Walter S. Sobon
                                                     CHIEF FINANCIAL OFFICER

Date: March 25, 1999
                                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter S. Sobon, as attorneys-in-fact, with the power of substitution, for each other in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ Nicolas Dourassoff               Chief Executive Officer, Director                 March 25, 1999
-------------------------------------------
            Nicolas Dourassoff

            /s/ Patrick Dupuy*                     Co-Chairman of the Board                      March 25, 1999
-------------------------------------------
              Patrick Dupuy

            /s/ Gilles Gibier*                     Co-Chairman of the Board                      March 25, 1999
-------------------------------------------
              Gilles Gibier

           /s/ Walter S. Sobon                      Chief Financial Officer                      March 25, 1999
-------------------------------------------
             Walter S. Sobon

           /s/ Carmen Conicelli                      Corporate Controller                        March 25, 1999
                                                    Chief Accounting Officer
-------------------------------------------
             Carmen Conicelli

          /s/ William H. Gibbs*                            Director                              March 25, 1999
-------------------------------------------
             William H. Gibbs

             /s/ Don M. Lyle*                              Director                              March 25, 1999
-------------------------------------------
               Don M. Lyle
                                                                                                 March 25, 1999
          * /s/ Walter S. Sobon
-------------------------------------------
             Walter S. Sobon
             ATTORNEY-IN-FACT