Form 10-Q
period 1999-04-03
AXIOHM TRANSACTION SOLUTIONS INC
filed 1999-05-13
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES XXX NO
                                             ----

AS OF APRIL 3, 1999, THERE WERE 6,519,301 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

  AXIOHM TRANSACTION SOLUTIONS, INC.
           AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS                          3
         APRIL 3, 1999 AND JANUARY 2, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998             4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998             5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 16

     ITEM 3 - QUANTITATIVE AND
         QUALITATIVE DISCLOSURE ABOUT MARKET RISKS                     24

PART II.  OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                        25

SIGNATURES                                                             26

EXHIBITS INDEX                                                         27


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - Financial Statements
               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                   April 3,           January 2,
                                                                                    1999                1999
                                                                            -------------------   -----------------
                                                                                 (Unaudited)          (Audited)
                                                            ASSETS
Current assets:
      Cash and cash equivalents                                                  $    --             $     902
      Accounts receivable, net                                                      35,257              33,361
      Inventories                                                                   33,356              33,210
      Prepaid expenses and other current assets                                     11,230              11,476
                                                                                 ---------           ---------
          Total current assets                                                      79,843              78,949
      Fixed assets, net of accumulated depreciation                                 19,455              20,556
      Intangible assets                                                             54,200              63,411
      Other assets                                                                   9,203               8,810
                                                                                 ---------           ---------
         Total assets                                                            $ 162,701           $ 171,726
                                                                                 ---------           ---------
                                                                                 ---------           ---------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                           $  22,116           $  20,712
      Current portion of long-term debt                                              7,097               9,085
      Current portion of government grant obligations                                  757                 813
      Accrued payroll, payroll taxes and benefits                                    5,528               5,367
      Accrued expenses                                                               6,370               6,951
      Income taxes payable                                                             670                --
      Deferred revenue                                                               1,812               1,910
      Other current liabilities                                                       --                 3,015
                                                                                 ---------           ---------
         Total current liabilities                                                  44,350              47,853
Non-current liabilities:
      Long-term debt                                                               171,856             167,034
      Government grant obligations                                                   1,312               1,374
      Other long-term liabilities                                                    3,362               3,463
                                                                                 ---------           ---------
         Total liabilities                                                         220,880             219,724
                                                                                 ---------           ---------
Shareholders' equity (deficit):
      Preferred shares, no par value
         Authorized: 1,000,000 shares, none issued                                    --                  --
      Common shares:
         Common stock, authorized: 28,500,000
         shares; issued and outstanding:
         6,519,301 shares in 1999 and  1998 respectively                            24,478              24,367
      Comprehensive income                                                          (1,125)               (153)
      Accumulated deficit                                                          (81,532)            (72,212)
                                                                                 ---------           ---------
         Total shareholders' equity (deficit)                                      (58,179)            (47,998)
                                                                                 ---------           ---------
         Total liabilities and shareholders' equity (deficit)                    $ 162,701           $ 171,726
                                                                                 ---------           ---------
                                                                                 ---------           ---------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                      Three Months Ended
                                                     April 3,       April 4,
                                                       1999          1998
                                                    -----------------------
                                                          (Unaudited)

Net sales                                            $ 60,477      $ 57,069
Cost of net sales                                      41,623        36,995
                                                     --------      --------
Gross margin                                           18,854        20,074

Operating expenses:
     Selling, general and administrative                9,766         8,804
     Research and development                           4,307         4,090
     Plant closing expenses                               934          --
     Acquisition related intangible amortization        9,082         8,462
                                                     --------      --------
Total operating expenses                               24,089        21,356
                                                     --------      --------

Loss from operations                                   (5,235)       (1,282)

Interest and other income                                 (62)           88
Interest and other expense                              4,197         4,367
                                                     --------      --------
Loss before income taxes (benefit)                     (9,494)       (5,561)
                                                     --------      --------
Income taxes (benefit)                                   (173)        1,175
                                                     --------      --------
Net loss                                             $ (9,321)     $ (6,736)
                                                     --------      --------
                                                     --------      --------
Basic:
     Net loss per share                              $  (1.43)     $  (1.03)
     Shares used in per share calculation               6,519         6,517

Diluted:
     Net loss per share                              $  (1.43)     $  (1.03)
     Shares used in per share calculation               6,519         6,517

Foreign currency translation adjustment                  (972)          245
                                                     --------      --------
Other comprehensive loss                             $(10,293)     $ (6,491)
                                                     --------      --------
                                                     --------      --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                           Three Months Ended
                                                                                        April 3,      April 4,
                                                                                         1999          1998
                                                                                      -----------   -----------
                                                                                      (Unaudited)   (Unaudited)
Cashflows from operating activities:
   Net loss                                                                            $ (9,321)     $ (6,736)
   Adjustments to reconcile net loss to net cash provided by (used in) operations:
     Depreciation and amortization                                                       10,672        10,209
     Other non-cash items                                                                   111        (1,961)
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                                 (2,995)       (4,310)
     Inventories                                                                           (697)       (3,801)
     Other current assets                                                                   175           586
     Accounts payable and accrued expenses                                                2,259          (272)
     Other current liabilities                                                           (3,015)       (3,033)
                                                                                       --------      --------
Net cash provided (used in) by operating activities                                      (2,811)       (9,318)

Cashflows from investing activities:
   Payment for acquisition of business, net of cash acquired                                (62)       (3,207)
   Capital expenditures and other                                                          (730)         (890)
                                                                                       --------      --------
Net cash used in investing activities                                                      (792)       (4,097)

Cashflows from financing activities:
   Net borrowings under line of credit                                                    5,000        13,205
   Principal repayments under long term debt                                             (2,137)         (800)
   Exercise of Stock Options                                                               --              46
   Debt issuance costs                                                                     (328)         --
                                                                                       --------      --------
Net cash provided by financing activities                                                 2,535        12,451
Effect of exchange rate changes on cash                                                     166           245
                                                                                       --------      --------
Net decrease in cash and cash equivalents                                                  (902)         (719)
Cash and cash equivalents at beginning of period                                            902         3,877
                                                                                       --------      --------
Cash and cash equivalents at end of period                                             $   --        $  3,158
                                                                                       --------      --------
                                                                                       --------      --------
Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                            $  7,221      $  7,252
   Income taxes                                                                        $   --        $  3,112

Other transactions:
   Payment of restricted cash to former officers                                           --          (8,594)
   Reduction of liability to former officers                                               --           8,594
                                                                                       --------      --------
   Cash paid, net of cash acquired                                                     $   --        $   --


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (APRIL 3, 1999 - UNAUDITED)

NOTE 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 1999 are not necessarily indicative of the results which may be expected for the year ending January 1, 2000 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 1999.

In May 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve-month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's first quarter of 1999 and 1998 represents the thirteen-week period ended on April 3, 1999, and April 4, 1998. The Company's 1999 fiscal year will end on January 1, 2000.

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

NOTE 2: INVENTORIES

                                                        April 3, 1999            January 2, 1999
                                                        -------------            ---------------
Raw Materials                                             $26,185,000                $24,632,000
Work in Process                                             1,614,000                  2,027,000
Finished Goods                                              5,557,000                  6,551,000
                                                        -------------            ---------------
Totals                                                    $33,356,000                $33,210,000

NOTE    4:     COMPREHENSIVE
INCOME

Comprehensive income for the three months ended April 3, 1999 and April 4, 1998 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                        April 3, 1999              April 4, 1998
                                                        -------------              -------------
Net Loss                                                 $(9,321,000)               $(6,736,000)
Foreign Currency Translation Adjustment                     (972,000)                   245,000
                                                        -------------            ---------------
Comprehensive Loss                                      $(10,293,000)               $(6,491,000)

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

The condensed consolidating financial information presents condensed financial statements as of April 3, 1999 and January 2, 1999 and for the quarter ended April 3, 1999 of:

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

         e)  the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed financial statements for the quarter ended April 4, 1998.

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

                                                                                  April 3, 1999 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                                    Guarantor Subsidiaries
                                                                   ---------------------- Non-Guarantor
                                                          Parent    French        US       Subsidiaries   Eliminations  Consolidated
                                                        ---------  ---------   ---------   ------------   ------------   ---------
ASSETS
Current assets:
     Accounts receivable, net                           $  11,117   $   4,151   $  16,134     $   3,855     $    --       $  35,257
     Inventories                                            6,674       6,303      17,410         4,363        (1,394)       33,356
     Prepaid expenses and other current assets              9,409         853         400           255           313        11,230
     Intercompany                                         (16,043)      2,202      14,377        (4,689)        4,153          --
                                                        ---------   ---------   ---------     ---------     ---------     ---------
        Total current assets                               11,157      13,509      48,321         3,784         3,072        79,843
     Fixed assets, net of accumulated depreciation          4,099       3,745      10,235         1,376          --          19,455
     Intangible assets                                     50,840         365       3,019           (24)         --          54,200
     Other assets                                           6,158         361       2,658            26          --           9,203
     Investment in Subsidiaries                            45,029       8,752        --            --         (53,781)         --
                                                        ---------   ---------   ---------     ---------     ---------     ---------
        Total assets                                    $ 117,283   $  26,732   $  64,233     $   5,162     $ (50,709)    $ 162,701
                                                        ---------   ---------   ---------     ---------     ---------     ---------
                                                        ---------   ---------   ---------     ---------     ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                   $   4,850   $   6,823   $  10,600     $    (157)    $    --       $  22,116
     Current portion of long-term debt                      6,873         193          21            10          --           7,097
     Current portion of government grant obligations         --           705          34            18          --             757
     Accrued payroll, payroll taxes and benefits            1,410       2,036       1,736           346          --           5,528
     Accrued expenses                                       4,443         706         959           262          --           6,370
     Income taxes payable                                  (4,500)       (929)      6,106            60           (67)          670
     Deferred revenue                                          38       1,035         739          --            --           1,812
                                                        ---------   ---------   ---------     ---------     ---------     ---------
        Total current liabilities                          13,114      10,569      20,195           539           (67)       44,350
Non-current liabilities:
     Long-term debt                                       170,376       1,392          14            74          --         171,856

     Government grant obligations                               1         795         516          --            --           1,312
     Other long-term liabilities                                1       1,619       1,743          --            --           3,363
     Deferred tax liability                                (2,474)      2,158         315          --            --              (1)
                                                        ---------   ---------   ---------     ---------     ---------     ---------
        Total liabilities                                 181,018      16,533      22,783           613           (67)      220,880
                                                        ---------   ---------   ---------     ---------     ---------     ---------
Shareholders' equity (deficit):
     Preferred shares, no par value
        Authorized: 1,000,000 shares, none issued            --          --          --            --            --            --
     Common stock                                          17,678      11,009        --             505        (4,714)       24,478
     Other comprehensive income                               119        (386)       --            (339)         (519)       (1,125)
     Retained earnings (accumulated deficit)              (81,532)       (424)     41,450         4,383       (45,409)      (81,532)
                                                        ---------   ---------   ---------     ---------     ---------     ---------
     Total shareholders' equity (deficit)                 (63,735)     10,199      41,450         4,549       (50,642)      (58,179)
                                                        ---------   ---------   ---------     ---------     ---------     ---------
     Total liabilities and shareholders' equity         $ 117,283   $  26,732   $  64,233     $   5,162     $ (50,709)    $ 162,701
                                                        ---------   ---------   ---------     ---------     ---------     ---------
                                                        ---------   ---------   ---------     ---------     ---------     ---------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Operations
                                 (In thousands)




                                                                        Three Months Ended April 3, 1999 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                                   Guarantor Subsidiaries
                                                                   ---------------------- Non-Guarantor
                                                          Parent    French        US       Subsidiaries   Eliminations  Consolidated
                                                        ---------  ---------   ---------   ------------   ------------  ------------

Net Sales                                                 $ 13,578     $ 11,215     $ 39,911     $  7,603     $(11,830)    $ 60,477
Cost of net sales                                            9,206        7,678       30,627        5,751      (11,639)      41,623
                                                          --------     --------     --------     --------     --------     --------
Gross margin                                                 4,372        3,537        9,284        1,852         (191)      18,854

Operating expenses:
    Selling, general & administrative
                                                             3,574        1,441        3,504        1,247         --          9,766
    Research and development
                                                             1,165          990        2,045          107         --          4,307
    Plant closing expenses
                                                               934         --           --           --           --            934
    Acquisition related amortization
                                                             9,082         --           --           --           --          9,082
                                                          --------     --------     --------     --------     --------     --------
Total operating expenses                                    14,755        2,431        5,549        1,354         --         24,089
                                                          --------     --------     --------     --------     --------     --------

Income (loss) from operations                              (10,383)       1,106        3,735          498         (191)      (5,235)
Interest and other income                                    1,718           19         --            (55)      (1,744)         (62)
Interest and other expense                                   4,156          992          801           (9)      (1,743)       4,197
Equity earnings in subsidiaries                              1,411         --           --           --         (1,411)        --
                                                          --------     --------     --------     --------     --------     --------
Income (loss) before income taxes (benefit)                (11,410)         133        2,934          452       (1,603)      (9,494)
Income taxes (benefit)                                      (2,089)         457        1,494          157         (192)        (173)
                                                          --------     --------     --------     --------     --------     --------
Net income (loss)                                         $ (9,321)    $   (324)    $  1,440     $    295     $ (1,411)    $ (9,321)
                                                          --------     --------     --------     --------     --------     --------
                                                          --------     --------     --------     --------     --------     --------

                    AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Condensed Consolidating Statements of Cash Flows
                     (In thousands)




                                                                        Three Months Ended April 3, 1999 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                                    Guarantor Subsidiaries
                                                                    ---------------------- Non-Guarantor
                                                           Parent    French        US      Subsidiaries   Eliminations  Consolidated
                                                         ---------  ---------   ---------  ------------   ------------  ------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities   $(7,571)   $  (494)   $ 4,120       $   851       $   283       $(2,811)

Cashflows from investing activities:
     Payment for acquisition of business and other
          intangibles                                          (62)      --         --            --            --             (62)
     Capital expenditures and other                           --         (254)      (481)            5          --            (730)
                                                           -------    -------    -------       -------       -------       -------
     Net cash provided by (used in) investing activities       (62)      (254)      (481)            5          --            (792)

Cashflows from financing activities:
     Net borrowings under line of credit                     5,000       --         --            --            --           5,000
     Principal repayments under long term debt              (2,000)      (119)        (4)          (14)         --          (2,137)
     Debt issuance costs                                      (328)      --         --            --            --            (328)
                                                           -------    -------    -------       -------       -------       -------
     Net cash provided by (used in) financing activities     2,672       (119)        (4)          (14)         --           2,535

Effect of exchange rate changes on cash                       --          372       --              77          (283)          166
                                                           -------    -------    -------       -------       -------       -------

Net increase (decrease) in cash and cash equivalents        (4,961)      (495)     3,635           919          --            (902)

Cash and cash equivalents at beginning of period             4,055       (831)    (3,317)          995          --             902
                                                           -------    -------    -------       -------       -------       -------
Cash and cash equivalents at end of period                 $  (906)   $(1,326)   $   318       $ 1,914       $  --         $  --
                                                           -------    -------    -------       -------       -------       -------
                                                           -------    -------    -------       -------       -------       -------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheets
                                 (In thousands)

                                                                                    January 2, 1999
                                                        ----------------------------------------------------------------------------
                                                                    Guarantor Subsidiaries
                                                                    ---------------------- Non-Guarantor
                                                           Parent    French        US      Subsidiaries   Eliminations  Consolidated
                                                         ---------  ---------   ---------  ------------   ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $   4,055   $    (831)  $  (3,317)     $     995     $    --     $     902
     Restricted cash                                         --         --           --             --           --           --
     Accounts receivable, net                             10,573       4,255      14,702          3,831          --        33,361
     Inventories                                           6,438       7,205      15,556          4,665          (654)     33,210
     Prepaid expenses and other current assets             9,494         826         557            426           173      11,476
     Intercompany                                        (18,753)      2,889      15,538         (4,989)        5,315        --
                                                       ---------   ---------   ---------      ---------     ---------   ---------
        Total current assets                              11,807      14,344      43,036          4,928         4,834      78,949
     Fixed assets, net of accumulated depreciation         4,239       4,229      10,650          1,438          --        20,556
     Intangible assets                                    59,922         412       3,098            (21)         --        63,411
     Other assets                                          6,163         366       2,253             28          --         8,810
     Investment in Subsidiaries                           45,029       8,752         --             --        (53,781)       --
                                                       ---------   ---------   ---------      ---------     ---------   ---------
        Total assets                                   $ 127,160   $  28,103   $  59,037      $   6,373     $ (48,947)  $ 171,726
                                                       ---------   ---------   ---------      ---------     ---------   ---------
                                                       ---------   ---------   ---------      ---------     ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                  $   3,397   $   6,847   $   8,679      $   1,789     $    --     $  20,712
     Current portion of long-term debt                     8,839         214          21             11          --         9,085
     Current portion of government grant obligations        --           760          34             19          --           813
     Accrued payroll, payroll taxes and benefits           1,534       1,912       1,580            341          --         5,367
     Accrued expenses                                      4,578         994       1,199            180          --         6,951
     Income taxes payable                                 (2,538)     (1,462)      4,232           (232)         --          --
     Deferred revenue                                        (39)      1,203         746           --            --         1,910
     Rabbi Trust                                            --           --          --            --            --          --
     Other current liabilities                             3,015        --          --             --            --         3,015
                                                       ---------   ---------   ---------      ---------     ---------   ---------
        Total current liabilities                         18,786      10,468      16,491          2,108          --        47,853
Non-current liabilities:
     Long-term debt                                      165,376       1,552          18             88          --       167,034
     Government grant obligations                           --           858         516           --            --         1,374
     Other long-term liabilities                            --         1,609       1,687           --            --         3,296
     Deferred tax liability                               (2,475)      2,327         315           --            --           167
                                                       ---------   ---------   ---------      ---------     ---------   ---------
        Total liabilities                                181,687      16,814      19,027          2,196          --       219,724
                                                       ---------   ---------   ---------      ---------     ---------   ---------
Shareholders' equity (deficit):
     Common stock                                         17,567      11,009        --              505        (4,714)     24,367

     Other comprehensive income                              118         380        --             (416)         (235)       (153)

     Retained earnings (accumulated deficit)             (72,212)       (100)     40,010          4,088       (43,998)    (72,212)
                                                       ---------   ---------   ---------      ---------     ---------   ---------
     Total shareholders' equity (deficit)                (54,527)     11,289      40,010          4,177       (48,947)    (47,998)
                                                       ---------   ---------   ---------      ---------     ---------   ---------
     Total liabilities and shareholders' equity        $ 127,160   $  28,103   $  59,037      $   6,373     $ (48,947)  $ 171,726
                                                       ---------   ---------   ---------      ---------     ---------   ---------
                                                       ---------   ---------   ---------      ---------     ---------   ---------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Condensed Consolidating Balance Sheet
                                 (In thousands)

                                                                                     April 4, 1998 (Unaudited)
                                                           ------------------------------------------------------------------------
                                                                      Guarantor Subsidiaries
                                                                       --------------------  Non-Guarantor
                                                            Parent      French        US     Subsidiaries Eliminations Consolidated
                                                           ---------   ---------   --------- ------------ ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                             $  15,506   $     333   $ (13,627)  $     946   $    --     $   3,158
     Accounts receivable, net                                 10,433       3,264      18,231       2,897        --        34,825
     Inventories                                               5,498       7,875      17,390       4,575      (1,434)     33,904
     Prepaid expenses and other current assets                 7,256       1,817         644         181         531      10,429
     Intercompany                                            (16,532)        827      11,790      (3,240)      7,155        --
                                                           ---------   ---------   ---------   ---------   ---------   ---------
        Total current assets                                  22,161      14,116      34,428       5,359       6,252      82,316
     Fixed assets, net of accumulated depreciation             3,775       3,838      11,863       1,685        --        21,161
     Intangible assets                                        83,307          93       3,440           8        --        86,848
     Other assets                                              5,491       8,948          76          51      (8,740)      5,826
     Investment in Subsidiaries                               45,030        --          --          --       (45,030)       --
                                                           ---------   ---------   ---------   ---------   ---------   ---------
        Total assets                                       $ 159,764   $  26,995   $  49,807   $   7,103   $ (47,518)  $ 196,151
                                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                      $   4,990   $   5,887   $   6,809   $   1,495   $    --     $  19,181
     Current portion of long-term debt                         4,824         575          32          56        --         5,487
     Current portion of government grant obligations            --           700        --          --          --           700
     Accrued payroll, payroll taxes and benefits               2,041       1,856       1,362          55        --         5,314
     Accrued expenses                                          2,381         256         824          66        --         3,527
     Income taxes payable                                     (4,608)      3,053         476          73       1,006        --
     Deferred revenue                                            324       1,061         567        --          --         1,952
     Other current liabilities                                  (832)      2,713         790          69      (1,292)      1,448
                                                           ---------   ---------   ---------   ---------   ---------   ---------
        Total current liabilities                              9,120      16,101      10,860       1,814        (286)     37,609
Non-current liabilities:
     Long-term debt                                          176,860       1,548          40          38        --       178,486
     Government grant obligations                               --           912         550        --          --         1,462
     Other long-term liabilities                              (2,168)      3,391       1,897        --          --         3,120
     Deferred tax liability                                     --          --          --          --          --          --
                                                           ---------   ---------   ---------   ---------   ---------   ---------
        Total liabilities                                    183,812      21,952      13,347       1,852        (286)    220,677
                                                           ---------   ---------   ---------   ---------   ---------   ---------
Shareholders' equity (deficit):
     Common stock                                             23,898       4,167        --           360      (4,527)     23,898
     Other comprehensive income                                   65        (494)       --           129        (113)       (413)
     Retained earnings (accumulated deficit)                 (48,011)      1,370      36,460       4,762     (42,592)    (48,011)
                                                           ---------   ---------   ---------   ---------   ---------   ---------
     Total shareholders' equity (deficit)                    (24,048)      5,043      36,460       5,251     (47,232)    (24,526)
                                                           ---------   ---------   ---------   ---------   ---------   ---------
     Total liabilities and shareholders' equity (deficit)  $ 159,764   $  26,995   $  49,807   $   7,103   $ (47,518)  $ 196,151
                                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------   ---------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Operations
                                 (In thousands)


                                                                  Three Months Ended April 4, 1998 (Unaudited)
                                                ----------------------------------------------------------------------------
                                                             Guarantor Subsidiaries
                                                              -------------------- Non-Guarantor
                                                 Parent       French          US    Subsidiaries  Eliminations  Consolidated
                                                --------      -------      -------  ------------  ------------  ------------
Net Sales                                       $ 15,812      $ 9,677      $34,003     $ 4,992      $(7,415)     $ 57,069
Cost of net sales                                 10,280        6,222       24,909       3,794       (8,210)       36,995
                                                --------      -------      -------     -------      -------      --------
Gross margin                                       5,532        3,455        9,094       1,198          795        20,074


Operating expenses:
    Selling, general & administrative              2,640          915        4,159       1,090         --           8,804
    Research and development                       1,183          921        1,829         157         --           4,090
    In-process technology                          8,462         --           --          --           --           8,462
                                                --------      -------      -------     -------      -------      --------
Total operating expenses                          12,285        1,836        5,988       1,247         --          21,356
                                                --------      -------      -------     -------      -------      --------

Income (loss) from operations                     (6,753)       1,619        3,106         (49)         795        (1,282)

Interest and other income                          1,262           34           15          20       (1,243)           88
Interest and other expense                         4,312        1,294            3           1       (1,243)        4,367
Equity earnings in subsidiaries                    1,998         --           --          --         (1,998)         --
                                                --------      -------      -------     -------      -------      --------

Income (loss) before income taxes (benefit)       (7,805)         359        3,118         (30)      (1,203)       (5,561)


Income taxes (benefit)                            (1,069)         669        1,254         (12)         333         1,175
                                                --------      -------      -------     -------      -------      --------

Net income (loss)                               $ (6,736)     $  (310)     $ 1,864     $   (18)     $(1,536)     $ (6,736)
                                                --------      -------      -------     -------      -------      --------
                                                --------      -------      -------     -------      -------      --------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                Condensed Consolidating Statements of Cash Flows
                                 (In thousands)

                                                                               Period Ended April 4, 1998 (Unaudited)
                                                              ----------------------------------------------------------------------
                                                                         Guarantor Subsidiaries
                                                                          ------------------- Non-Guarantor
                                                               Parent     French        US    Subsidiaries Eliminations Consolidated
                                                              --------    -------    -------- ------------ ------------ ------------
Cashflows from operating activities:
  Net cash provided by (used in) operating activities         $ (7,761)   $ 9,479    $ (1,553)   $(1,021)     $(8,462)    $ (9,318)

Cashflows from investing activities:
  Payment for acquisition of business and other intangibles     (3,207)      --          --         --           --         (3,207)
  Capital expenditures and other                                  (549)    (8,623)       (398)       248        8,432         (890)
                                                              --------    -------    --------    -------      -------     --------
  Net cash provided by (used in) investing activities           (3,756)    (8,623)       (398)       248        8,432       (4,097)

Cashflows from financing activities:
  Net borrowings under line of credit                           13,892       (724)        (10)        47         --         13,205
  Principal repayments under long term debt                       (800)      --          --         --           --           (800)
  Exercise of stock options                                         46       --          --         --           --             46
                                                              --------    -------    --------    -------      -------     --------
  Net cash provided by (used in) financing activities           13,138       (724)        (10)        47         --         12,451

Effect of exchange rate changes on cash                             25         63        --          127           30          245
                                                              --------    -------    --------    -------      -------     --------

Net increase in cash and cash equivalents                        1,646        195      (1,961)      (599)        --           (719)

Cash and cash equivalents at beginning of period                13,860        138     (11,666)     1,545         --          3,877
                                                              --------    -------    --------    -------      -------     --------
Cash and cash equivalents at end of period                    $ 15,506    $   333    $(13,627)   $   946      $  --       $  3,158
                                                              --------    -------    --------    -------      -------     --------
                                                              --------    -------    --------    -------      -------     --------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND

The Company was formed from the combination of Axiohm S.A. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). On August 21, 1997, AX Acquisition Corporation, an indirect wholly-owned subsidiary of Axiohm ("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH ("the Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Axiohm Technologies EUR, formerly Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. Simultaneously, DH changed its name to Axiohm Transaction Solutions, Inc. The aggregate initial purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million, under a new $85 million credit facility that provides term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility), and revolving loans and letters of credit of up to $35.0 million (the "Revolving Credit Facility", and together with the Term Loan Facility, the "New Credit Facility") (ii) the proceeds of the Offering of $120,000,000 of its 9 3/4% Senior Subordinated Notes due in 2007, which were exchanged in March 1998 for equivalent notes which have been registered under the Securities Act (the "Notes").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THREE MONTHS ENDED APRIL 4, 1998

NET SALES

Net Sales of $60.5 million for the 1st quarter of 1999 increased $3.4 million or 6.0% from revenues of $57.1 million during the same period in 1998. The increase in sales is due generally to increased volume in transaction and bar code products both internationally and domestically as a result of larger than expected orders from several customers. The increase in volume was offset slightly by decreases in average selling prices and decreased sales of card readers from the first quarter 1998 because of lower sales to customers in emerging markets.

COST OF NET SALES
Cost of net sales for the 1st quarter of 1999 were $41.6 million or 68.7% of net sales, increasing from $37.0 million or 64.8% of net sales during the 1st quarter of 1998. Increase in absolute cost of sale dollars is a direct correlation to the increase in net sales. Increase in cost of net sales as a percentage of net sales is due predominately to product mix. The continued operation of the Company's Paso Robles facility also increased costs during the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)
S,G&A expenses for the 1st quarter 1999 totaled $9.8 million increasing to 16.1% of net sales from $8.8 million or 15.4% of net sales during the same period a year ago. The increase over the 1st quarter 1998 is due generally to higher staffing levels to support increased sales growth. SG&A expenses during the 1st quarter of 1999 have decreased as a percentage of sales compared to the 16.8% of net sales in the 4th quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)
R&D expenses for the 1st quarter 1999 totaled $4.3 million or 7.1% of net sales, remaining unchanged as a percentage of sales to the same period a year ago.

PLANT CLOSING EXPENSES
The Company recorded $0.9 million in expenses in the first quarter of 1999, relating to the relocation of operations from Paso Robles, California and Riverton, Wyoming facilities to the company's Ithaca, New York and Golden, Colorado facilities, primarily for the payment of "staying" bonuses.

ACQUISITION RELATED INTANGIBLE AMORTIZATION The Company anticipates that on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash acquisition related charges which principally includes non-cash intangible amortization.

LOSS FROM OPERATIONS
Loss from operations for the first quarter of 1999 was $5.2 million compared to a loss of $1.3 million for the same period a year ago. The loss is principally due to the above mentioned non-cash acquisition related amortization charge of $9.0 million, coupled with the plant closing expenses of $0.9 million, and decreases in gross margin due to changing product mix.

INTEREST AND OTHER INCOME
The Company did not generate significant interest income and other income during the first three months of 1999, as the Company's cash was used to complete the acquisition of DH as well as repay any outstanding debt.

INTEREST AND OTHER EXPENSE Interest expense for the 1st quarter remained relatively stable at $4.2 million in the first quarter of 1999 compared to $4.4 million in the first quarter of 1998.

INCOME TAXES
The Company record a tax benefit of $173 thousand for the first quarter 1999 compared to a tax provision of $1.2 million in the first quarter 1998. Although the Company reported a net loss before income taxes in both periods, goodwill amortization is not deductible for income tax purposes. Additionally, the Company recognizes and pays income taxes in foreign countries, principally France. The increase in one time restructuring charges within operating expenses has resulted in a tax benefit for the 1st quarter 1999. Income tax as a percentage of income before taxes, excluding the effect of acquisition related charges, was approximately 42% in 1999 compared to 45% in 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time, including the forward-looking statements included in this report.

Substantial Leverage and Debt Service. On April 3, 1999, the Company's total debt (net of cash) was $181.0 million. Total debt excluding government grant was $178.9 million and shareholders' deficit was $81.5 million. Required principal payments under the New Credit Facility and Notes (excluding the Revolver) are as follows: $7.1 million remaining in 1999; $8.5 million in 2000; $14.6 million in 2001; $27.5 million in 2002; $121.2 million thereafter. Through 1999, it is anticipated that capital expenditures will not exceed the limit of $11.5 million permitted under the Credit Facility. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the credit facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness. The restrictions on the Company's ability to incur additional indebtedness under the Credit Facility and the indenture under which the Notes were issued (the "Indenture"), and the fact that substantially all of the Company's and its subsidiaries' assets have been pledged to secure obligations under the Credit Facility.

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

At April 3, 1999, the Company's total debt excluding government grants was $178.9 million. The Company also had borrowing availability under the Credit Facility of an additional $9.6 million for working capital and capital expenditure requirements, subject to the borrowing conditions contained therein. Debt levels have increased during the first quarter of 1999 from the debt levels at January 2, 1999 due to the payment of $5.9 million of subordinated interest on April 1, 1999. Effective April 2, 1999 the Company renegotiated the conditions of its bank agreement. Modifications, among other items, affected the covenant levels, the reduction of the revolving line of credit from $35 million to $25 million, as well as, rescheduling of principal payments under its term loan agreements. (See Fifth Amendment to the Credit Agreement exhibit filed with this document) At April 3, 1999 the Company was in compliance with the debt covenants.

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

DEPENDENCE ON PRINCIPAL CUSTOMER.

Sales to NCR Corporation ("NCR"), the Company's largest customer, for the three months ended April 3, 1999 was 23.4% of total revenue. Net sales for the years ended January 2, 1999 and December 31, 1997 were 25% and 35% respectively. No other customer accounted for more than 10% of net sales at any time period. On September 2, 1997, the Company entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm intend and expect that NCR will purchase from Axiohm substantially all of its requirements for transaction printers of the type manufactured by the Company (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

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

INTEGRATION OF OPERATIONS/ RESTRUCTURING.

The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. During the second quarter of 1998, as part of the strategy to achieve purchasing, manufacturing and other synergies begun with the acquisition of DH, the Company finalized its plan to consolidate two of its manufacturing operations, Paso Robles, California and Riverton, Wyoming, principally into its Ithaca, New York manufacturing operation as discussed above. The Company expects to incur $6 million in costs through 1999 related to consolidation of these two facilities. The Company recorded approximately $3 million in additional goodwill in the second quarter of 1998 related to the closure of the two former DH manufacturing operations. Through April 3, 1999, the Company has incurred $620,000, in charges against the reserve. The balance is expected to be incurred until the manufacturing locations are closed. The Company also recorded $0.9 million in expenses during the quarter ended April 3, 1999, and $2.5 million since the beginning of the 2nd quarter 1998, relating to the relocation of operations from Paso Robles, California and Riverton, Wyoming to Ithaca, New York, primarily for staying bonuses to be paid to employees upon completion of integration duties. Any inability of the Company to integrate these operations successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations.

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

On March 3, 1999, the Nasdaq Stock Market notified the Company that the Company would be de-listed unless the Company can demonstrate the ability to sustain compliance with all listing criteria. The Company has scheduled a hearing with Nasdaq to be held on May 27, 1999 to appeal the de-listing of the Company's stock from the Market. The de-listing has been delayed pending the outcome of the hearing. There is no assurance that the Company's stock will continue to listed and meet all of the listing criteria. Delisting of the Company's stock could adversely impact the liquidity of the Company's stock.

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

Year 2000-State of Readiness

The Company recognizes the need for addressing the "Year 2000" issue and has developed an oversight committee to ensure compliance. Representatives from each operating location, both domestic and international, have been identified and assigned the task of evaluating the state of readiness of each respective location. The Chief Information Officer has the responsibility to oversee the Company's Year 2000 compliance issues. Information systems ("IT") which are considered to be non-compliant are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily those systems embedded in equipment and systems used in manufacturing and other facilities. In addition, the teams have been given the responsibility of determining the state of readiness of customers and vendors and other third parties that may have a material impact on the Company, and develop contingency plans where necessary. The Company thus far has primarily used, and expects to continue to primarily use, internal resources to implement its readiness plan and to upgrade or replace systems affected by the Year 2000 issue.

As part of the Company's Year 2000 project, the Company has completed the awareness phase of all IT and non-IT systems pertaining to the Year 2000 issue. The Company has completed its initial evaluation of current computer systems hardware, including software and embedded technologies. Evaluation of IT systems is approximately 75% complete and is expected to be 100% complete during the second quarter of 1999. The Company has begun its evaluation of the "state of readiness" and expects to complete this evaluation of the "state of readiness" of both vendors and customers with a material relationship during the second quarter 1999. The following table summarizes the current status of the Company's position in addressing Year 2000 issues.

         -------------------- -------------- --------------------------------
         Phase                % Completed    Project Completion Date During
                                             the Qtr. Ending
         -------------------- -------------- --------------------------------
         Awareness            100%
         -------------------- -------------- --------------------------------
         Evaluation           75%            6/30/99
         -------------------- -------------- --------------------------------
         Renovation           75%            6/30/99
         -------------------- -------------- --------------------------------
         Validation           50%            9/30/99
         -------------------- -------------- --------------------------------
         Implementation       50%            12/31/99
         -------------------- -------------- --------------------------------



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

Year 2000-Costs to Address Issues

Incremental costs associated with Year 2000 compliance are expected to approximate $3.0 million through December 31, 1999, of which the Oracle conversion is expected to be the largest portion totaling $2.0 million. Through April 3, 1999, the company has spent approximately $1.6 million associated with the Oracle conversion or 80% of the total. This estimate assumes that the Company will not incur significant costs associated with Year 2000 compliance on behalf of vendors, customers or other third parties.

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

EURO CURRENCY RISKS.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are cash flow from operations and borrowings under the Credit Facility. For the quarter ended April 3, 1999, cash used in operating activities was $2.8 million. Depreciation and amortization represented $10.6 million of cash flows from operating activities. The semi-annual interest payment on subordinated debt of $5.9 million was made on April 1, 1999. Accounts Receivable increased by approximately $2.9 million as a result of increased sales offset by accounts payable increases of approximately $2.3 million. Inventory increased by $150,000 during the same period.

Cash used in investing activities was approximately $0.8 million in the first quarter of 1999, is comprised primarily by the capital expenditures of $0.7 million. Capital expenditures relate primarily to increases in tooling used to support new products.

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

Required long term debt payments under the Credit Facility and Notes are as follows: $7.1 million remaining in 1999; $8.5 million in 2000; $14.6 million in 2001; $27.5 million in 2002; $121.2 million thereafter. It is anticipated that capital expenditures in 1999 will not exceed the maximum permitted under the New Credit Facility of $11.5 million. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

At April 3, 1999, the Company's total debt excluding government grants was $181.0 million. Total debt excluding government grants totaled $178.9 million. The Company also had borrowing availability under the Credit Facility of an additional $9.6 million, subject to the borrowing conditions contained therein. Debt levels have increased during the first quarter of 1999 from the debt levels at January 2, 1999 due the payment of $5.9 million of subordinated interest on April 1, 1999 and working capital requirements. Effective April 2, 1999 the Company renegotiated the conditions of its bank agreement. Modifications affected the covenant levels within the agreement. Additional modifications include the reduction of the revolving line of credit from $35 million to $25 million, as well as, rescheduling of the principal payments under the Company's two term loan agreements. (See Fifth Amendment to the Credit Agreement exhibit filed within this document) At April 3, 1999 the Company is in compliance with the debt covenants.

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

In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 3 interest rate swap agreements during the period from December 1997 through October 2001. The swap agreements are with major financial institutions and aggregate $35 million in notional principal amount at April 3, 1999. The first swap agreement of $20 million notional principal amount requires fixed interest payments at a fixed rate of 5.90% through November 1999. The second swap agreement of $10 million notional principal amount requires fixed interest payments at a fixed rate of 4.76% through October 2001. The third swap agreement of $5 million in notional principal amount requires fixed interest payments at a fixed interest rate of 4.365% through October 2001.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The Company made the first of two payments for 1999 on April 1, 1999 totaling $5.9 million. The Indenture contains covenants regarding restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.

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

The Company plans to adopt these statements in connection with the preparation of the consolidated financial statements, as permitted by each of the pronouncements. The adoption of these standards is not expected to have a material impact on consolidated results, financial condition, or long-term liquidity of the Company.

RESTRICTIONS ON DISTRIBUTIONS BY GUARANTORS TO THE COMPANY

There are no contractual restrictions, under the Credit Facility or otherwise, upon the ability of the Guarantor Subsidiaries to make distributions or pay dividends to their respective equityholders. Directly or indirectly, the Company is the sole equity-holder of all the Guarantor Subsidiaries.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

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

The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. At April 3, 1999 the Company's portfolio consisted of eight foreign exchange contracts to sell $11 million at an average rate of $1 = FF 5.77.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

AXIOHM TRANSACTION SOLUTIONS, INC.

    MAY 13,1999                         BY: /S/ WALTER S. SOBON
    -----------                             -----------------------------------
        DATE                                WALTER S. SOBON, CHIEF FINANCIAL
                                            OFFICER (CHIEF FINANCIAL OFFICER)

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 3, 1998


        EXHIBIT      DESCRIPTION
-------------------------------------------------------------------------------


          10.1 Fifth AMENDMENT, dated as of April 2, 1999 to the CREDIT AGREEMENT, dated as of October 2, 1997, among the Company, as Borrower, the several Lenders from time to time Parties thereto, Lehman Brothers Inc. as Arranger, Lehman Commercial Paper Inc, as Syndication Agent and Union Bank of California, N.A. as Administrative Agent, as amended by the Global Amendment and Assignment and Acceptance, dated as of October 20, 1997.

          10.2 Change of Control Agreement dated March 22, 1999, between the Registrant and Nicholas Dourassoff.

          27.1      Financial Data Schedule