Form 10-Q
period 1999-07-03
AXIOHM TRANSACTION SOLUTIONS INC
filed 1999-08-23
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999, OR

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




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES XXX NO ___

AS OF JULY 3, 1999, THERE WERE 6,519,301 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.

     ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS                                                               2
         JULY 3, 1999 AND JANUARY 2, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND SIX MONTHS ENDED
         JULY 3, 1999 AND JULY 4, 1998                                                                       3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998                                                      4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                          15

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS                                    25


PART II.  OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                                                             26

     ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                             26

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                              27

EXHIBITS INDEX                                                                                              28


SIGNATURES                                                                                                  29

                        PART 1 - FINANCIAL INFORMATION
                        ITEM 1 - Financial Statements
              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                                       July 3,                 January 2,
                                                                                         1999                     1999
                                                                                  -------------------      --------------------
                                                                                     (Unaudited)                (Audited)
                                                            ASSETS

Current assets:
      Cash and cash equivalents                                                              $ 2,915                     $ 902
      Accounts receivable, net                                                                32,573                    33,361
      Inventories                                                                             32,967                    33,210
      Prepaid expenses and other current assets                                               12,431                    11,476
                                                                                  -------------------      --------------------
          Total current assets                                                                80,886                    78,949
      Fixed assets, net of accumulated depreciation                                           19,449                    20,556
      Intangible assets                                                                       44,984                    63,411
      Other assets                                                                             8,338                     8,810
                                                                                  -------------------      --------------------
         Total assets                                                                      $ 153,657                 $ 171,726
                                                                                  -------------------      --------------------
                                                                                  -------------------      --------------------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
      Accounts payable                                                                      $ 18,517                  $ 20,712
      Current portion of long-term debt                                                       60,474                     9,085
      Current portion of government grant obligations                                            747                       813
      Accrued payroll, payroll taxes and benefits                                              6,034                     5,367
      Accrued expenses                                                                         6,523                     6,951
      Income taxes payable                                                                     2,158                        --
      Deferred revenue                                                                         1,888                     1,910
      Other current liabilities                                                                2,925                     3,015
                                                                                  -------------------      --------------------
         Total current liabilities                                                            99,266                    47,853
Non-current liabilities:
      Long-term debt                                                                         121,827                   167,034
      Government grant obligations                                                             1,234                     1,374
      Other long-term liabilities                                                              3,537                     3,463
                                                                                  -------------------      --------------------
         Total liabilities                                                                   225,864                   219,724
                                                                                  -------------------      --------------------
Shareholders' equity (deficit):
      Common shares:
         Common stock, authorized: 28,500,000
         shares; issued and outstanding:
         6,519,301 shares in 1999 and  1998 respectively                                      24,589                    24,367
      Other comprehensive income (loss)                                                       (1,483)                     (153)
      Accumulated deficit                                                                    (95,313)                  (72,212)
                                                                                  -------------------      --------------------
         Total shareholders' equity (deficit)                                                (72,207)                  (47,998)
                                                                                  -------------------      --------------------
         Total liabilities and shareholders' equity (deficit)                              $ 153,657                 $ 171,726
                                                                                  -------------------      --------------------
                                                                                  -------------------      --------------------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

             AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)

                                                               Three Months Ended                Six Months Ended
                                                            July 3,          July 4,         July 3,          July 4,
                                                             1999            1998             1999             1998
                                                        -------------------------------   -------------------------------
                                                                  (Unaudited)                       (Unaudited)

Net sales                                                      $51,512        $ 58,617         $111,989         $115,686
Cost of net sales                                               36,062          37,084           77,686           74,079
                                                        ---------------  --------------   --------------  ---------------
Gross margin                                                    15,450          21,533           34,303           41,607

Operating expenses:
     Selling, general and administrative                         9,843           9,476           19,609           18,280
     Research and development                                    3,824           3,866            8,131            7,956
     Plant closing expenses                                        760              --            1,694               --
     Acquisition related intangible amortization                 9,085           8,461           18,167           16,923
                                                        ---------------  --------------   --------------  ---------------
Total operating expenses                                        23,512          21,803           47,601           43,159
                                                        ---------------  --------------   --------------  ---------------

Loss from operations                                            (8,062)           (270)         (13,298)          (1,552)

Interest and other income                                           --              43               --              131
Interest and other expense                                       4,696           4,633            8,955            9,000
                                                        ---------------  --------------   --------------  ---------------

Loss before income taxes                                       (12,758)         (4,860)         (22,253)         (10,421)
                                                        ---------------  --------------   --------------  ---------------

Income taxes                                                     1,022           1,426              849            2,601
                                                        ---------------  --------------   --------------  ---------------

Net loss                                                      $(13,780)       $ (6,286)       $ (23,102)       $ (13,022)
                                                        ---------------  --------------   --------------  ---------------
                                                        ---------------  --------------   --------------  ---------------

Basic:
     Net loss per share                                        $ (2.11)        $ (0.96)         $ (3.54)         $ (2.00)
     Shares used in per share calculation                        6,519           6,519            6,519            6,519

Diluted:
     Net loss per share                                        $ (2.11)        $ (0.96)         $ (3.54)         $ (2.00)
     Shares used in per share calculation                        6,519           6,519            6,519            6,519
                                                        ---------------  --------------   --------------  ---------------
                                                        ---------------  --------------   --------------  ---------------

Foreign currency translation adjustment                           (358)           (420)          (1,330)            (175)
                                                        ---------------  --------------   --------------  ---------------
Other comprehensive loss                                      $(14,138)       $ (6,706)       $ (24,432)       $ (13,197)
                                                        ---------------  --------------   --------------  ---------------
                                                        ---------------  --------------   --------------  ---------------

            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

             AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)

                                                                                                  Six Months Ended
                                                                                            July 3,               July 4,
                                                                                             1999                   1998
                                                                                      -------------------    -------------------
                                                                                         (Unaudited)             (Unaudited)
Cashflows from operating activities:
   Net loss                                                                                    $ (23,102)             $ (13,022)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                                22,200                 20,833
     Other non-cash items                                                                            222                    220
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                                          (1,154)                (6,044)
     Inventories                                                                                    (750)                (3,853)
     Other current assets                                                                         (1,133)                (1,624)
     Accounts payable and accrued expenses                                                         2,042                   (447)
     Other current liabilities                                                                       (90)                  (966)
                                                                                      -------------------    -------------------

Net cash used in operating activities                                                             (1,765)                (4,903)

Cashflows from investing activities:
   Payment for acquisition of business & other intangibles, net of cash acquired                    (416)                (8,582)
   Capital expenditures and other                                                                 (2,274)                (1,790)
                                                                                      -------------------    -------------------

Net cash used in investing activities                                                             (2,690)               (10,372)

Cashflows from financing activities:
   Net borrowings under line of credit                                                            11,830                 15,854
   Principal repayments under long term debt                                                      (4,839)                (2,585)
Exercise of Stock Options                                                                             --                    115
   Debt issuance costs                                                                              (328)                    --
                                                                                      -------------------    -------------------

Net cash provided by financing activities                                                          6,663                 13,384

Effect of exchange rate changes on cash                                                             (195)                  (175)
                                                                                      -------------------    -------------------

Net Increase (decrease) in cash and cash equivalents                                               2,013                 (2,066)

Cash and cash equivalents at beginning of period                                                     902                  3,877
                                                                                      -------------------    -------------------

Cash and cash equivalents at end of period                                                       $ 2,915                $ 1,811
                                                                                      -------------------    -------------------
                                                                                      -------------------    -------------------

Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                                      $ 8,683                $ 8,733
   Income taxes                                                                                      $ -                $ 4,538

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (JULY 3, 1999 - UNAUDITED)


NOTE 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 3, 1999 are not necessarily indicative of the results which may be expected for the year ending January 1, 2000 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 1999.

In May 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve-month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's Second quarter of 1999 and 1998 represents the thirteen-week period ended on July 3, 1999, and July 4, 1998. The Company's 1999 fiscal year will end on January 1, 2000.

The October 2, 1997 Business Combination, as listed in the Company's annual report filed with the SEC on April 1, 1999, was financed with (i) borrowings of approximately $57.0 million under a new $85.0 million credit facility that provides for term loans in the aggregate principal amount of $50.0 million, and revolving loans and letters of credit up to $35.0 million and (ii) the proceeds of a private placement of $120,000,000 of its 9 3/4% Senior Subordinated Notes, which have been registered under the Securities Act of 1933. In addition, the Indenture and the Credit Facility contain financial and other restrictive covenants that limit among other things, the ability of the Company to borrow additional funds.

NOTE 2: DEBT COVENANT

During the quarter ended July 3, 1999, the Company was not in compliance with respect to the interest, debt leverage, fixed charge and certain other covenants associated with the Credit Facility, thus permitting the holders of its Credit Facility to accelerate all such debt. In addition, the line of credit availability was reduced from $25 million to $20 million. The banking group, by signature of a majority of the banks has granted waiver of the non-compliance and has granted an additional availability in the line of credit of $5 million through October 31, 1999. The Company is currently scheduled to make principal payments on its senior debt of $2.0 million and an interest payment on the senior subordinated notes of $5.9 million, on September 30, 1999 and October 1, 1999, respectively. In the event the Company is unable to meet any principal and interest payment requirements, all members of the banking group, other than two have also waived, through October 31, 1999, such prospective nonpayment as a default; however, the banks who did not so waive would not be bound by the other banks' waiver of this matter. Furthermore, the bank group, by signature of a majority of the banks has waived, through October 31, 1999, any prospective nonpayment of the scheduled interest payment on the senior subordinated notes due October 1, 1999. The Company reclassed the appropriate long-term debt balance relating to the term debt and revolver to current liabilities, within the balance sheet. The $120,000,000 associated with the Senior Subordinated Notes is not included in the default of the covenants. The reclassification was instituted on the basis that, although a waiver was granted through October 31, 1999, by the lending institution, there can be no guarantee that the Company will meet the covenant requirements at the end of the waiver period. In addition, there is no assurance that the Company will be able to refinance the entire Credit Facility within the waiver period. Discussions are ongoing with the lenders to its Credit Facilities concerning the amounts owed under the Credit Facility and alternatives for the curing of events of default. Working in conjunction with the banking group, the Company has employed the services of Nightingale Associates L.L.C. to act as financial advisor, and to assist in the determination of strategic alternatives.

NOTE 3: BASIS OF PRESENTATION

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

NOTE 4: INVENTORIES

                                                         July 3, 1999           January 2, 1999
                                                         ------------           ---------------
Raw Materials                                             $25,463,000               $24,632,000
Work in Process                                             1,788,000                 2,027,000
Finished Goods                                              5,716,000                 6,551,000
                                                ----------------------   -----------------------

Totals                                                    $32,967,000               $33,210,000
                                                ----------------------   -----------------------
                                                ----------------------   -----------------------

NOTE 5: OTHER COMPREHENSIVE INCOME

Comprehensive income for the six months ended July 3, 1999 and July 4, 1998 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                         July 3, 1999              July 4, 1998
                                                         ------------              ------------
Net Loss                                                $(23,102,000)             $(13,022,000)
Foreign Currency Translation Adjustment                   (1,330,000)                 (175,000)
                                                ----------------------   -----------------------

Other Comprehensive Loss                                $(24,432,000)             $(13,197,000)
                                                ----------------------   -----------------------
                                                ----------------------   -----------------------

NOTE 6: GUARANTORS AND FINANCIAL INFORMATION

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

The condensed consolidating financial information presents condensed consolidating Balance Sheets as of July 3, 1999 and January 2, 1999 and condensed consolidating statements of operations for the six months ended July 3, 1999 of:

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

         e)    the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed consolidating balance Sheets as of July 4, 1998 and condensed consolidating statements of operations for the six months ended July 4, 1998.

         a) the Company on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

         b) the Guarantor Subsidiaries separated as to French Guarantors (Axiohm S.A.R.L., Dardel Technologies E.U.R.L., Axiohm Investissements S.A.R.L.), and U.S. Guarantors (Axiohm IPB, Inc., Cognitive L.L.C., Cognitive Solutions, Inc., and Stadia Colorado Corp.),

         c) the Non-Guarantor Subsidiaries (DH Technology Plc, DH Technology Pty, DH Technologia, Axiohm Ltd. (Hong Kong), Axiohm Japan Inc. and AP Print S.A.R.L.),

         d) elimination entries necessary to consolidate the Parent Company and its subsidiaries, and

         e)    the Company on a consolidated basis.

              AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Condensed Consolidating Balance Sheet
                              (In thousands)

                                                                      July 3, 1999 (Unaudited)
                                                        ----------------------------------------------------
                                                                               Guarantor Subsidiaries
                                                                          ----------------------------------
                                                            Parent            French               US
                                                        ----------------  ----------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $ 1,370            $ (237)            $ 478
     Accounts receivable, net                                     8,933             3,606            16,033
     Inventories                                                  6,068             6,483            17,369
     Prepaid expenses and other current assets                    9,717             1,195               690
     Intercompany                                               (13,399)            1,346            12,137
                                                        ----------------  ----------------   ---------------
        Total current assets                                     12,689            12,393            46,707
     Fixed assets, net of accumulated depreciation                3,995             3,497            10,580
     Intangible assets                                           41,755               319             2,939
     Other assets                                                 6,048               335             1,926
     Investment in Subsidiaries                                  45,029             8,752                --
                                                        ----------------  ----------------   ---------------
        Total assets                                          $ 109,516          $ 25,296          $ 62,152
                                                        ----------------  ----------------   ---------------
                                                        ----------------  ----------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                           $ 3,431           $ 5,704           $ 7,251
     Current portion of long-term debt                           60,265               182                21
     Current portion of government grant obligations                 --               667                63
     Accrued payroll, payroll taxes and benefits                  1,506             2,530             1,720
     Accrued expenses                                             4,727               545               888
     Income taxes payable                                        (4,015)             (255)            6,299
     Deferred revenue                                               (37)            1,049               876
     Other current liabilities                                    2,925                --                --
                                                        ----------------  ----------------   ---------------
        Total current liabilities                                68,802            10,422            17,118
Non-current liabilities:
     Long-term debt                                             120,477             1,271                 9
     Government grant obligations                                    --               753               481
     Other long-term liabilities                                      1             1,711             1,825
     Deferred tax liability                                      (2,357)            2,042               315
                                                        ----------------  ----------------   ---------------
        Total liabilities                                       186,923            16,199            19,748
                                                        ----------------  ----------------   ---------------
Shareholders' equity (deficit):

     Common stock                                                17,787            11,009                --
     Other comprehensive income                                     119              (961)               --
     Retained earnings (deficit)                                (95,313)             (951)           42,404
                                                        ----------------  ----------------   ---------------
     Total shareholders' equity (deficit)                       (77,407)            9,097            42,404
                                                        ----------------  ----------------   ---------------
     Total liabilities and shareholders'
          equity (deficit)                                     $ 109,516          $ 25,296          $ 62,152
                                                        ----------------  ----------------   ---------------
                                                        ----------------  ----------------   ---------------


                                                                     July 3, 1999 (Unaudited)
                                                        --------------------------------------------------

                                                        Non-Guarantor
                                                         Subsidiaries     Eliminations      Consolidated
                                                        ---------------  ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $ 1,304         $     --         $   2,915
     Accounts receivable, net                                    4,001               --         $  32,573
     Inventories                                                 4,369           (1,322)           32,967
     Prepaid expenses and other current assets                     374              455            12,431
     Intercompany                                               (3,636)           3,552                --
                                                        ---------------  ---------------   ---------------
        Total current assets                                     6,412            2,685            80,886
     Fixed assets, net of accumulated depreciation               1,377               --            19,449
     Intangible assets                                             (29)              --            44,984
     Other assets                                                   29               --             8,338
     Investment in Subsidiaries                                     --          (53,781)               --
                                                        ---------------  ---------------   ---------------
        Total assets                                           $ 7,789         $(51,096)        $ 153,657
                                                        ---------------  ---------------   ---------------
                                                        ---------------  ---------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                          $ 2,131         $     --         $  18,517
     Current portion of long-term debt                               6               --            60,474
     Current portion of government grant obligations                17               --               747
     Accrued payroll, payroll taxes and benefits                   278               --             6,034
     Accrued expenses                                              363               --             6,523
     Income taxes payable                                          129               --             2,158
     Deferred revenue                                               --               --             1,888
     Other current liabilities                                      --               --             2,925
                                                        ---------------  ---------------   ---------------
        Total current liabilities                                2,924               --            99,266
Non-current liabilities:
     Long-term debt                                                 70               --           121,827
     Government grant obligations                                   --               --             1,234
     Other long-term liabilities                                    --               --             3,537
     Deferred tax liability                                         --               --                --
                                                        ---------------  ---------------   ---------------
        Total liabilities                                        2,994               --           225,864
                                                        ---------------  ---------------   ---------------
Shareholders' equity (deficit):

     Common stock                                                  505           (4,712)           24,589
     Other comprehensive income                                   (273)            (368)           (1,483)
     Retained earnings (deficit)                                 4,563          (46,016)          (95,313)
                                                        ---------------  ---------------   ---------------
     Total shareholders' equity (deficit)                        4,795          (51,096)          (72,207)
                                                        ---------------  ---------------   ---------------
     Total liabilities and shareholders'
          equity (deficit)                                     $ 7,789         $(51,096)        $ 153,657
                                                        ---------------  ---------------   ---------------
                                                        ---------------  ---------------   ---------------

             AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) Condensed Consolidating Statement of Operations
                                (In thousands)

                                                  Six Months Ended July 3, 1999 (Unaudited)
                                              -----------------------------------------------
                                                                  Guarantor Subsidiaries
                                                              -------------------------------
                                                 Parent          French             US
                                              --------------  --------------   --------------
Net Sales                                          $ 25,951        $ 21,243         $ 73,838
Cost of net sales                                    17,600          14,625           57,525
                                              --------------  --------------   --------------
Gross margin                                          8,351           6,618           16,313

Operating expenses:
    Selling, general and administrative               7,597           2,785            6,800
    Research and development                          2,082           1,815            4,020
    Plant closing expenses                              436              --            1,258
    Acquisition related amortization                 18,167              --               --
                                              --------------  --------------   --------------
Total operating expenses                             28,282           4,600           12,078
                                              --------------  --------------   --------------

Income (loss) from operations                       (19,931)          2,018            4,235

Interest and other income                             1,925              --               --
Interest and other expense                            8,520           2,127              138
Equity earnings in subsidiaries                       1,721              --               --
                                              --------------  --------------   --------------

Income (loss) before income taxes (benefit)         (24,805)           (109)           4,097

Income taxes (benefit)                               (1,703)            742            1,703
                                              --------------  --------------   --------------

Net income (loss)                                 $ (23,102)         $ (851)         $ 2,394
                                              --------------  --------------   --------------
                                              --------------  --------------   --------------


                                                  Six Months Ended July 3, 1999 (Unaudited)
                                              -------------------------------------------------

                                               Non-Guarantor
                                                Subsidiaries     Eliminations    Consolidated
                                              ---------------   --------------  ---------------
Net Sales                                           $ 15,222        $ (24,265)        $111,989
Cost of net sales                                     11,677          (23,741)          77,686
                                              ---------------   --------------  ---------------
Gross margin                                           3,545             (524)          34,303

Operating expenses:
    Selling, general and administrative                2,427               --           19,609
    Research and development                             214               --            8,131
    Plant closing expenses                                --               --            1,694
    Acquisition related amortization                      --               --           18,167
                                              ---------------   --------------  ---------------
Total operating expenses                               2,641               --           47,601
                                              ---------------   --------------  ---------------

Income (loss) from operations                            904             (524)         (13,298)

Interest and other income                                 --           (1,925)               -
Interest and other expense                                97           (1,927)           8,955
Equity earnings in subsidiaries                           --           (1,721)               -
                                              ---------------   --------------  ---------------

Income (loss) before income taxes (benefit)              807           (2,243)         (22,253)

Income taxes (benefit)                                   332             (225)             849
                                              ---------------   --------------  ---------------

Net income (loss)                                      $ 475         $ (2,018)        $(23,102)
                                              ---------------   --------------  ---------------
                                              ---------------   --------------  ---------------

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 Condensed Consolidating Statement of Cash Flows
                                  (In thousands)

                                                                            Six Months Ended July 3, 1999 (Unaudited)
                                                                       -------------------------------------------------
                                                                                            Guarantor Subsidiaries
                                                                                        --------------------------------
                                                                          Parent           French              US
                                                                       --------------   --------------   ---------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities                    $ (8,451)           $ 865            $5,526

Cashflows from investing activities:
     Payment for acquisition of business and other intangibles                    --               --              (416)
     Capital expenditures and other                                             (551)            (370)           (1,301)
                                                                       --------------   --------------   ---------------
     Net cash used in investing activities                                      (551)            (370)           (1,717)

Cashflows from financing activities:
     Net borrowings under line of credit                                      11,445              385                --
     Principal repayments under long term debt                                (4,800)              --               (14)
     Debt issuance costs                                                        (328)              --                --
                                                                       --------------   --------------   ---------------
     Net cash provided by (used in) financing activities                       6,317              385               (14)

Effect of exchange rate changes on cash                                           --             (286)               --
                                                                       --------------   --------------   ---------------

Net increase (decrease) in cash and cash equivalents                          (2,685)             594             3,795

Cash and cash equivalents at beginning of period                               4,055             (831)           (3,317)
                                                                       --------------   --------------   ---------------
Cash and cash equivalents at end of period                                   $ 1,370           $ (237)            $ 478
                                                                       --------------   --------------   ---------------
                                                                       --------------   --------------   ---------------


                                                                           Six Months Ended July 3, 1999 (Unaudited)
                                                                       ------------------------------------------------

                                                                        Non-Guarantor
                                                                        Subsidiaries    Eliminations      Consolidated
                                                                       --------------  ---------------  ---------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities                       $ 212             $ 83         $ (1,765)

Cashflows from investing activities:
     Payment for acquisition of business and other intangibles                    --               --             (416)
     Capital expenditures and other                                              (52)              --           (2,274)
                                                                       --------------  ---------------  ---------------
     Net cash used in investing activities                                       (52)              --           (2,690)

Cashflows from financing activities:
     Net borrowings under line of credit                                          --               --           11,830
     Principal repayments under long term debt                                   (25)              --           (4,839)
     Debt issuance costs                                                          --               --             (328)
                                                                       --------------  ---------------  ---------------
     Net cash provided by (used in) financing activities                         (25)              --            6,663

Effect of exchange rate changes on cash                                          174              (83)            (195)
                                                                       --------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                             309               --            2,013

Cash and cash equivalents at beginning of period                                 995               --              902
                                                                       --------------  ---------------  ---------------
Cash and cash equivalents at end of period                                   $ 1,304              $ -          $ 2,915
                                                                       --------------  ---------------  ---------------
                                                                       --------------  ---------------  ---------------

                  AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       Condensed Consolidating Balance Sheets
                                 (In thousands)

                                                                                         January 2, 1999
                                                                       ----------------------------------------------------
                                                                                               Guarantor Subsidiaries
                                                                                          ---------------------------------
                                                                           Parent             French              US
                                                                       ----------------   ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 4,055            $ (831)         $ (3,317)
     Accounts receivable, net                                                   10,573             4,255            14,702
     Inventories                                                                 6,438             7,205            15,556
     Prepaid expenses and other current assets                                   9,494               826               557
     Intercompany                                                              (18,753)            2,889            15,538
                                                                       ----------------   ---------------   ---------------
        Total current assets                                                    11,807            14,344            43,036
     Fixed assets, net of accumulated depreciation                               4,239             4,229            10,650
     Intangible assets                                                          59,922               412             3,098
     Other assets                                                                6,163               366             2,253
     Investment in Subsidiaries                                                 45,029             8,752                --
                                                                       ----------------   ---------------   ---------------
        Total assets                                                          $127,160          $ 28,103          $ 59,037
                                                                       ----------------   ---------------   ---------------
                                                                       ----------------   ---------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                          $ 3,397           $ 6,847           $ 8,679
     Current portion of long-term debt                                           8,839               214                21
     Current portion of government grant obligations                                --               760                34
     Accrued payroll, payroll taxes and benefits                                 1,534             1,912             1,580
     Accrued expenses                                                            4,578               994             1,199
     Income taxes payable                                                       (2,538)           (1,462)            4,232
     Deferred revenue                                                              (39)            1,203               746
     Other current liabilities                                                   3,015                --                --
                                                                       ----------------   ---------------   ---------------
        Total current liabilities                                               18,786            10,468            16,491
Non-current liabilities:
     Long-term debt                                                            165,376             1,552                18
     Government grant obligations                                                   --               858               516
     Other long-term liabilities                                                    --             1,609             1,687
     Deferred tax liability                                                     (2,475)            2,327               315
                                                                       ----------------   ---------------   ---------------
        Total liabilities                                                      181,687            16,814            19,027
                                                                       ----------------   ---------------   ---------------
Shareholders' equity (deficit):
     Common stock                                                               17,567            11,009                --
     Other comprehensive income                                                    118               380                --
     Retained earnings (accumulated deficit)                                   (72,212)             (100)           40,010
                                                                       ----------------   ---------------   ---------------
     Total shareholders' equity (deficit)                                      (54,527)           11,289            40,010
                                                                       ----------------   ---------------   ---------------
     Total liabilities and shareholders' equity (deficit)                     $127,160          $ 28,103          $ 59,037
                                                                       ----------------   ---------------   ---------------
                                                                       ----------------   ---------------   ---------------


                                                                                         January 2, 1999
                                                                       ---------------------------------------------------

                                                                        Non-Guarantor
                                                                         Subsidiaries     Eliminations      Consolidated
                                                                       ---------------  ---------------   ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 995              $ --             $ 902
     Accounts receivable, net                                                   3,831                --            33,361
     Inventories                                                                4,665              (654)           33,210
     Prepaid expenses and other current assets                                    426               173            11,476
     Intercompany                                                              (4,989)            5,315                --
                                                                       ---------------  ---------------   ----------------
        Total current assets                                                    4,928             4,834            78,949
     Fixed assets, net of accumulated depreciation                              1,438                --            20,556
     Intangible assets                                                            (21)               --            63,411
     Other assets                                                                  28                --             8,810
     Investment in Subsidiaries                                                    --           (53,781)               --
                                                                       ---------------  ---------------   ----------------
        Total assets                                                          $ 6,373          $(48,947)         $171,726
                                                                       ---------------  ---------------   ----------------
                                                                       ---------------  ---------------   ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                         $ 1,789              $ --          $ 20,712
     Current portion of long-term debt                                             11                --             9,085
     Current portion of government grant obligations                               19                --               813
     Accrued payroll, payroll taxes and benefits                                  341                --             5,367
     Accrued expenses                                                             180                --             6,951
     Income taxes payable                                                        (232)               --                --
     Deferred revenue                                                              --                --             1,910
     Other current liabilities                                                     --                --             3,015
                                                                       ---------------  ---------------   ----------------
        Total current liabilities                                               2,108                --            47,853
Non-current liabilities:
     Long-term debt                                                                88                --           167,034
     Government grant obligations                                                  --                --             1,374
     Other long-term liabilities                                                   --                --             3,296
     Deferred tax liability                                                        --                --               167
                                                                       ---------------  ---------------   ----------------
        Total liabilities                                                       2,196                --           219,724
                                                                       ---------------  ---------------   ----------------
Shareholders' equity (deficit):
     Common stock                                                                 505            (4,714)           24,367
     Other comprehensive income                                                  (416)             (235)             (153)
     Retained earnings (accumulated deficit)                                    4,088           (43,998)          (72,212)
                                                                       ---------------  ---------------   ----------------
     Total shareholders' equity (deficit)                                       4,177           (48,947)          (47,998)
                                                                       ---------------  ---------------   ----------------
     Total liabilities and shareholders' equity (deficit)                     $ 6,373          $(48,947)         $171,726
                                                                       ---------------  ---------------   ----------------
                                                                       ---------------  ---------------   ----------------

                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     Condensed Consolidating Balance Sheets
                                 (In thousands)

                                                                                July 4, 1998 (Unaudited)
                                                                     ---------------------------------------------------
                                                                                            Guarantor Subsidiaries
                                                                                       ---------------------------------
                                                                          Parent           French              US
                                                                     ---------------   ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $12,153            $ (169)         $(11,197)
     Accounts receivable, net                                                10,716             4,747            17,914
     Inventories                                                              8,512             7,199            15,249
     Prepaid expenses and other current assets                               10,169             1,144               296
     Intercompany                                                           (11,792)             (460)           12,347
                                                                     ---------------   ---------------   ---------------
        Total current assets                                                 29,758            12,461            34,609
     Fixed assets, net of accumulated depreciation                            4,130             3,886            10,922
     Intangible assets                                                       77,841               452             3,036
     Other assets                                                             5,538               308             1,798
     Investment in Subsidiaries                                              45,029             8,739                --
                                                                     ---------------   ---------------   ---------------
        Total assets                                                       $162,296          $ 25,846          $ 50,365
                                                                     ---------------   ---------------   ---------------
                                                                     ---------------   ---------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                        $4,661           $ 5,502           $ 4,485
     Current portion of long-term debt                                        5,935               215                23
     Current portion of government grant obligations                             --               712                --
     Accrued payroll, payroll taxes and benefits                              1,922             1,789             1,694
     Accrued expenses                                                         5,195               326             1,168
     Income taxes payable                                                    (1,324)              646               557
     Deferred revenue                                                           206             1,091               735
     Other current liabilities                                                  935             3,804                --
                                                                     ---------------   ---------------   ---------------
        Total current liabilities                                            17,530            14,085             8,662
Non-current liabilities:
     Long-term debt                                                         176,911             1,525                32
     Government grant obligations                                                --               927               550
     Other long-term liabilities                                                 --             1,628             1,607
     Deferred tax liability                                                  (2,168)            1,949               315
                                                                     ---------------   ---------------   ---------------
        Total liabilities                                                   192,273            20,114            11,166
                                                                     ---------------   ---------------   ---------------
Shareholders' equity (deficit):
     Common stock                                                            24,187             4,167                --
     Other comprehensive income                                                 133              (398)               --
     Retained earnings (accumulated deficit)                                (54,297)            1,963            39,199
                                                                     ---------------   ---------------   ---------------
     Total shareholders' equity (deficit)                                   (29,977)            5,732            39,199
                                                                     ---------------   ---------------   ---------------
     Total liabilities and shareholders' equity (deficit)                  $162,296          $ 25,846          $ 50,365
                                                                     ---------------   ---------------   ---------------
                                                                     ---------------   ---------------   ---------------


                                                                                  July 4, 1998 (Unaudited)
                                                                     -------------------------------------------------

                                                                      Non-Guarantor
                                                                       Subsidiaries    Eliminations      Consolidated
                                                                     ---------------  ---------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 1,024              $ --         $ 1,811
     Accounts receivable, net                                                 3,182                --          36,559
     Inventories                                                              3,784              (788)         33,956
     Prepaid expenses and other current assets                                  723               307          12,639
     Intercompany                                                            (2,205)            2,110              --
                                                                     ---------------  ---------------   --------------
        Total current assets                                                  6,508             1,629          84,965
     Fixed assets, net of accumulated depreciation                            1,513                --          20,451
     Intangible assets                                                          (14)               --          81,315
     Other assets                                                                69                --           7,713
     Investment in Subsidiaries                                                  --           (53,768)             --
                                                                     ---------------  ---------------   --------------
        Total assets                                                        $ 8,076          $(52,139)      $ 194,444
                                                                     ---------------  ---------------   --------------
                                                                     ---------------  ---------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                       $ 2,052             $ (42)       $ 16,658
     Current portion of long-term debt                                            5                --           6,178
     Current portion of government grant obligations                            131                --             843
     Accrued payroll, payroll taxes and benefits                                466                --           5,871
     Accrued expenses                                                           203                --           6,892
     Income taxes payable                                                       121                --              --
     Deferred revenue                                                             1                --           2,033
     Other current liabilities                                                   --            (1,224)          3,515
                                                                     ---------------  ---------------   --------------
        Total current liabilities                                             2,979            (1,266)         41,990
Non-current liabilities:
     Long-term debt                                                             121                --         178,589
     Government grant obligations                                                --                --           1,477
     Other long-term liabilities                                                 --                --           3,235
     Deferred tax liability                                                      --                --              96
                                                                     ---------------  ---------------   --------------
        Total liabilities                                                     3,100            (1,266)        225,387
                                                                     ---------------  ---------------   --------------
Shareholders' equity (deficit):
     Common stock                                                               360            (4,527)         24,187
     Other comprehensive income                                                (142)             (426)           (833)
     Retained earnings (accumulated deficit)                                  4,758           (45,920)        (54,297)
                                                                     ---------------  ---------------   --------------
     Total shareholders' equity (deficit)                                     4,976           (50,873)        (30,943)
                                                                     ---------------  ---------------   --------------
     Total liabilities and shareholders' equity (deficit)                   $ 8,076          $(52,139)      $ 194,444
                                                                     ---------------  ---------------   --------------
                                                                     ---------------  ---------------   --------------

                AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 Condensed Consolidating Statements of Operations
                                 (In thousands)

                                                        Six Months Ended July 4, 1998 (Unaudited)
                                --------------------------------------------------------------------------------------------------
                                                  Guarantor Subsidiaries
                                              --------------------------------   Non-Guarantor
                                   Parent         French             US           Subsidiaries     Eliminations     Consolidated
                                ------------  ---------------  ---------------   --------------   --------------- ----------------
Net Sales                          $ 30,115         $ 23,719         $ 64,750         $ 12,854          $(15,752)         $115,686
Cost of net sales                    19,687           14,692           46,617           10,248           (17,165)           74,079
                                ------------  ---------------  ---------------   --------------   --------------- ----------------
Gross margin                         10,428            9,027           18,133            2,606             1,413            41,607

Operating expenses:
    Selling, general &
      administrative                  5,521            2,190            8,259            2,310                --            18,280
    Research and development          2,170            1,825            3,692              269                --             7,956
    In-process technology            16,878               45               --               --                --            16,923
                                ------------  ---------------  ---------------   --------------   --------------- ----------------
Total operating expenses             24,569            4,060           11,951            2,579                --            43,159
                                ------------  ---------------  ---------------   --------------   --------------- ----------------

Income (loss) from operations       (14,141)           4,967            6,182               27             1,413            (1,552)

Interest and other income             2,653               42               11                6            (2,581)              131
Interest and other expense            8,894            2,658                2               16            (2,570)            9,000
Equity earnings in subsidiaries       5,724               --               --               --            (5,724)               --
                                ------------  ---------------  ---------------   --------------   --------------- ----------------

Income (loss) before income
    taxes (benefit)                 (14,658)           2,351            6,191               17            (4,322)          (10,421)

Income taxes (benefit)               (1,636)           2,068            1,590               39               540             2,601
                                ------------  ---------------  ---------------   --------------   --------------- ----------------

Net income (loss)                  $(13,022)           $ 283          $ 4,601            $ (22)         $ (4,862)        $ (13,022)
                                ------------  ---------------  ---------------   --------------   --------------- ----------------
                                ------------  ---------------  ---------------   --------------   --------------- ----------------

            AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             Condensed Consolidating Statements of Cash Flows
                                 (In thousands)

                                                                                    Period Ended July 4, 1998 (Unaudited)
                                                                             ---------------------------------------------------
                                                                                                   Guarantor Subsidiaries
                                                                                              ----------------------------------
                                                                                 Parent           French              US
                                                                             ---------------  ---------------   ----------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities                            $(7,709)         $ 1,240         $    1,660

Cashflows from investing activities:
     Payment for acquisition of business and other intangibles                       (8,055)            (527)                --
     Capital expenditures and other                                                    (405)            (221)            (1,164)
                                                                             ---------------  ---------------   ----------------

     Net cash used in investing activities                                           (8,460)            (748)            (1,164)

Cashflows from financing activities:
     Net borrowings under line of credit                                             15,854               --                 --
     Principal repayments under long term debt                                       (1,600)            (958)               (27)
     Exercise of stock options                                                          115               --                 --
                                                                             ---------------  ---------------   ----------------
     Net cash provided by (used in) financing activities                             14,369             (958)               (27)

Effect of exchange rate changes on cash                                                  93              159                 --
                                                                             ---------------  ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                                 (1,707)            (307)               469

Cash and cash equivalents at beginning of period                                     13,860              138            (11,666)
                                                                             ---------------  ---------------   ----------------
Cash and cash equivalents at end of period                                          $12,153          $  (169)        $  (11,197)
                                                                             ---------------  ---------------   ----------------
                                                                             ---------------  ---------------   ----------------


                                                                                  Period Ended July 4, 1998 (Unaudited)
                                                                             -------------------------------------------------

                                                                              Non-Guarantor
                                                                              Subsidiaries    Eliminations      Consolidated
                                                                             --------------- ---------------   --------------
Cashflows from operating activities:
     Net cash provided by (used in) operating activities                            $  (377)         $  283          $(4,903)

Cashflows from investing activities:
     Payment for acquisition of business and other intangibles                           --              --           (8,582)
     Capital expenditures and other                                                      --              --           (1,790)
                                                                             --------------- ---------------   --------------

     Net cash used in investing activities                                               --              --          (10,372)

Cashflows from financing activities:
     Net borrowings under line of credit                                                 --              --           15,854
     Principal repayments under long term debt                                           --              --           (2,585)
     Exercise of stock options                                                           --              --              115
                                                                             --------------- ---------------   --------------
     Net cash provided by (used in) financing activities                                 --              --           13,384

Effect of exchange rate changes on cash                                                (144)           (283)            (175)
                                                                             --------------- ---------------   --------------

Net increase (decrease) in cash and cash equivalents                                   (521)             --           (2,066)

Cash and cash equivalents at beginning of period                                      1,545              --            3,877
                                                                             --------------- ---------------   --------------
Cash and cash equivalents at end of period                                          $ 1,024          $   --          $ 1,811
                                                                             --------------- ---------------   --------------
                                                                             --------------- ---------------   --------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein.

With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, those statements herein which are followed by an asterisk (*). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. See the "Certain Factors that May Affect Future Results" section. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the ability of the Company to restructure the substantial leverage of debt service of the Company, the timing of customer orders and product mix; pricing pressure from customers; the level of backlog; market acceptance of new enhanced versions of the Company's products; the revenue; timing and cost impact of closing one of the Companies manufacturing facilities; the inability of the Company to realize anticipated cost reductions because of the substantial amount of management time involved and the impact of substantial leverage and debt service on the Company; the outcome of the Company's Year 2000 certification.

BACKGROUND

The Company was formed from the combination of Axiohm S.A. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). On August 21, 1997, AX Acquisition Corporation, an indirect wholly-owned subsidiary of Axiohm ("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH ("the Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Axiohm Technologies EURL formerly, Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. Simultaneously, DH changed its name to Axiohm Transaction Solutions, Inc. The aggregate initial purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million, under a new $85 million credit facility that provides term loans in the aggregate principal amount of $50.0 million (the "Term Loan Facility), and revolving loans and letters of credit of up to $35.0 million (the "Revolving Credit Facility", and together with the Term Loan Facility, the "New Credit Facility") (ii) the proceeds of the Offering of $120,000,000 of its 9 3/4% Senior Subordinated Notes due in 2007, which were exchanged in March 1998 for equivalent notes which have been registered under the Securities Act (the "Notes").

In connection with the foregoing transactions, the Company recorded approximately $102.1 million of goodwill and other intangibles which is being amortized over three years using the straight line method, which is the period estimated to be benefited.

On July 28, 1998 the Company announced a major restructuring program designed to streamline operations and improve manufacturing efficiencies by consolidating its Paso Robles, California and Riverton, Wyoming manufacturing operations principally into its Ithaca, New York manufacturing operation. The Company has since completed the consolidation of the Paso Robles facility, and has delayed the consolidation of the Riverton, Wyoming facility, pending the development of a restructuring plan other the Company's financing arrangement, as well as the evaluation of strategic alternatives. The delay in the consolidation of the Riverton facility is not expected to have a material effect on consolidated results for the Company.* The Company expects that the completion of both actions will result in the reduction of approximately 200 jobs in the closing locations and the addition of approximately 100 jobs in Ithaca, New York.* This final program is a result of an assessment that began at the time of the acquisition of DH Technology.

Although the Riverton move has been delayed, the Company expects that when the consolidation moves are completed by mid 2000, pre-tax operating costs will be reduced by approximately $3.5 million a year.* The Company expects to incur approximately $6.3 million of costs to fully implement the plan by the end of 1999, of which approximately $3 million was recorded in the second quarter of 1998 as an adjustment of the purchase price of DH Technology, Inc. thereby increasing goodwill and other intangibles from $102.1 million to $105 million.*

During the quarter ended July 3, 1999, the Company was not in compliance with respect to the interest, debt leverage, and fixed charge covenants associated with the Credit Facility, thus permitting the holders of its Credit Facility to accelerate all such debt. In addition, the line of credit availability was reduced from $25 million to $20 million. The Banking group has granted waiver of the non-compliance and has granted an additional availability in the line of credit of $5 million through October 31, 1999. The Company reclassed the appropriate long-term debt balance relating to the term debt and revolver to current liabilities, within the balance sheet. The $120,000,000 associated with the Senior Subordinated Notes is not included in the default of the covenants. The reclassification was instituted on the basis that, although a waiver was granted through October 31, 1999, by the lending institution, there can be no guarantee that the Company will meet the covenant requirements at the end of the waiver period. In addition, there is no assurance that the Company will be able to refinance the entire Credit Facility within the waiver period. Discussions are ongoing with the lenders to its Credit Facilities concerning the amounts owed under the Credit Facility and alternatives for the curing of events of default. Working in conjunction with the banking group, the Company has employed the services of Nightingale Associates L.L.C. to act as financial advisor, and to assist in the determination of strategic alternatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THREE MONTHS ENDED JULY 4, 1998

NET SALES
Net Sales of $51.5 million for the second quarter of 1999 decreased $7.1 million or 12.1% from revenues of $58.6 million during the same period in 1998. The decrease in sales is due generally to change in product mix. The Company continues to develop and introduce new products to replace existing products as new technology is developed. The Company has experienced delays in the introduction of these new products to market. Additionally, the Company has experienced a decrease in average selling prices in transaction products worldwide due to tightening competition.

COST OF NET SALES
Cost of net sales for the second quarter of 1999 were $36.1 million or 70.0% of net sales, compared to $37.1 million or 63.3% of net sales during the second quarter of 1998. The decrease in absolute cost of sale dollars is a direct correlation to the decrease in net sales. Increase in cost of net sales as a percentage of net sales is due predominately to product mix, coupled with the lower average sales prices, offset slightly with reduced cost of sales. The newer products have higher costs associated with them due to the learning curve and better technology versus older products nearing the end of their product life cycle. The Company is still experiencing inefficiencies relating to the consolidation of the Paso Robles facility into existing facilities as stated previously under the restructuring plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)
S,G&A expenses for the 2nd quarter 1999 totaled $9.8 million increasing to 19.1% of net sales from $9.5 million or 16.2% of net sales during the same period a year ago. The increase over the 2nd quarter 1998 is due generally to additional professional fees related to strategic planning initiatives. The increase as a percentage of sales is directly related to the decrease in sales.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)
R&D expenses for the 2nd quarter 1999 totaled $3.8 million remaining relatively unchanged compared to $3.9 at the second quarter 1998.

PLANT CLOSING EXPENSES
The Company recorded $0.8 million in expenses in the second quarter of 1999, relating to the relocation of operations from Paso Robles, California and Riverton, Wyoming facilities to the company's Ithaca, New York and Golden, Colorado facilities, primarily for the payment of bonuses to employees as incentives to remain with the Company until the facilities are closed.

ACQUISITION RELATED INTANGIBLE AMORTIZATION
The Company anticipates that on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash acquisition related charges which principally includes non-cash intangible amortization.*

LOSS FROM OPERATIONS
Loss from operations for the second quarter of 1999 was $8.1 million compared to a loss of $.3 million for the same period a year ago. The loss is principally due to decreases in gross margin due to changing product mix, coupled with the decrease in sales. Additionally, operating expenses have contributed to the decline by $1.7 million relating to plant closings and strategic alternative initiatives.

INTEREST AND OTHER INCOME
The Company did not generate significant interest and other income during the second quarter of 1999.

INTEREST AND OTHER EXPENSE
Interest expense for the second quarter remained relatively stable at $4.5 million compared to $4.6 million in the second quarter of 1998.

INCOME TAXES
The Company recorded tax expense of $1.0 million for the second quarter 1999 compared to $1.4 million in the second quarter 1998. Although the Company reported a net loss before income taxes in both periods, goodwill amortization is not deductible for income tax purposes. For the quarter ended July 3, 1999, the Company's consolidated results reflect a net loss position, however, the tax provision for 1999 reflects recognition of income taxes payable in foreign countries, principally France. Income tax as a percentage on income before taxes, excluding the effect of acquisition related charges, was approximately 40% in 1998.


SIX MONTHS ENDED JULY 3, 1999 COMPARED TO SIX MONTHS ENDED JULY 4, 1998

NET SALES
Net Sales of $112.0 million for the first six months of 1999 decreased $3.7 million or 3.2% from $115.7 million for the same period last year. The decrease is primarily related to the change in product mix. The Company continues to develop and introduce new products as new technology is developed. The Company has experienced delays in the transition of entering new products to market. Additionally, the Company has experienced a decrease in average selling prices of transaction products worldwide.

COST OF NET SALES
Cost of Net Sales for the six months ended July 3, 1999 totaled $77.7 million or 69.4% of total revenue compared to $74.1 million or 64.0% of total revenue for the same period a year ago. The increase in cost of sales for the six months compared to the prior year is due principally to product mix, and the decline in average selling prices, offset slightly with reduced costs of sales. The newer products have higher initial costs due to a production learning curve, and the cost of new technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)
S,G&A expenses for the six months ended July 3, 1999 totaled $19.6 million or 17.5% of total revenues compared to $18.3 million or 15.8 % of total revenues for the same period a year ago. Increased expenses are primarily due to severance payments to former employees.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)
Research and Development expenses for the six months ended July 3, 1999 remained relatively consistent with the same period of a year ago at $8.1 million and $8.0 million respectively.

PLANT CLOSING EXPENSES
The Company recorded $1.7 million in expenses for the first half of 1999, relating to the relocation of operations from Paso Robles, California and Riverton, Wyoming facilities to the company's Ithaca, New York and Golden, Colorado facilities, primarily for the payment of bonuses to employees as an incentive to remain with the Company until the facilities are closed.

ACQUISITION RELATED INTANGIBLE AMORTIZATION
The Company recorded $18.2 million in acquisition related amortization for the first six months of 1999. The Company anticipates that on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash intangible acquisition related amortization charges.

LOSS FROM OPERATIONS
Loss from operations for the first six months of 1999 was $13.3 million compared to a loss of $1.6 million for the same period for 1998. The increase in losses from the current period versus the prior is due to decreased margin dollars, principally from lower sales and higher cost of sales. Additionally, operating expenses contributed to the loss in the current period due to increased costs associated with plant closings and severance.

INTEREST AND OTHER INCOME
The Company did not generate significant interest income and other income during the first six months of 1999.

INTEREST AND OTHER EXPENSE
Interest expense for the six months ended July 3, 1999 totaled $8.9 million, and remained relatively consistent with prior year amounts of $9.0 million.

INCOME TAXES
The Company recorded tax expense of $0.8 million for the first six months of 1999 compared to $2.6 million in the same period 1998. Although the Company reported a net loss before income taxes in both periods, goodwill amortization is not deductible for income tax purposes. For the six months ended July 3, 1999, the Company's consolidated results reflect a net loss position, however, the tax provision for 1999 reflects recognition of income taxes payable in foreign countries, principally France. Income tax as a percentage on income before taxes, excluding the effect of acquisition related charges, was approximately 40% in 1998.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time, including the forward-looking statements included in this report.

Substantial Leverage and Debt Service. For the quarter ended July 3, 1999, the Company was not in compliance with respect to the interest, debt leverage, and fixed charge covenants associated with the credit facility. This default permits the holders of its Credit Facility to accelerate all such debt which, if accelerated, would result in all such debt being currently due and payable. The Company has reclassed the appropriate debt associated with the default as a current obligation within the balance sheet, effective July 3, 1999.

The Company continues to collaborate with the lenders to its Credit Facilities during the waiver period regarding alternatives for the curing of events of default. In addition, the Company recognizes the need to emphasize working capital management in its operations, particularly accounts receivable and inventory as a potential source of cash. Working in conjunction with the banking group, the Company has employed the services of Nightingale Associates L.L.C. to act as financial advisor, and to assist in the determination of strategic alternatives. The ability of the Company to cure the events of the default is unknown at this time. Therefore, no assurance can be given that the Company will be able to do so or what additional actions will be necessary

Effective July 3, 1999, the revolving line of credit availability was reduced from $25 million to $20 million, creating significant difficulties for the Company with respect to cash availability. As mentioned above, the Bank group has granted a waiver, and granted an additional $5 million in availability on the line of credit through October 31, 1999. At July 3, 1999, the Company's total debt excluding government grants was $182.3 million. The Company has limited borrowing availability under the Credit Facility for working capital and capital expenditure requirements, due to the decrease in the availability. Debt levels have increased during the first half of 1999 from the debt levels at January 2, 1999 due principally to the payment of $5.9 million of subordinated interest on April 1, 1999.

On July 3, 1999, the Company's total debt (net of cash) was $184.3 million, and shareholders' deficit was $95.3 million. The Company has classified the outstanding Bank debt except for the $120,000,000 Senior Subordinated Notes as short-term. No assurance can be given with respect to the Company's ability to refinance the Credit Facility within the waiver period. The Bank group has extended an additional $5 million in availability to the Company during the waiver period. In addition, there can be no assurance, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the credit facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In addition, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. During the quarter ended July 3, 1999, and ongoing the Company employed the services of several professional firms to evaluate strategic alternatives, with respect to the financing arrangement of the Company. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness, coupled with the restrictions on the Company's ability to incur additional indebtedness under the Credit Facility and the indenture under which the Notes were issued (the "Indenture"), and the fact that substantially all of the Company's and its subsidiaries' assets have been pledged to secure obligations under the Credit Facility.

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


FUTURE OPERATING RESULTS SUBJECT TO FLUCTUATION.

The Company's operating results may fluctuate in the future as a result of a number of factors, including the restructuring of debt, the timing of customer orders, timing of completion of existing customer contracts, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, fluctuations in manufacturing yields, market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings.

In addition, the Company periodically evaluates the possible impairment of goodwill to determine whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company is currently evaluating the anticipated future benefit of AP Print, a division of the French Subsidiary to determine any impairment of goodwill and other assets associated with that division. Any potential charge to the consolidated results in the third quarter 1999 is not expected to materially effect the consolidated results. Further, the Company's expense levels are based in part on expectations of future revenues. If anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. The Company's operating results could also be affected by general economic conditions. Fluctuations in operating results are likely to cause volatility in the price of the Company's Common Stock.

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

DEPENDENCE ON PRINCIPAL CUSTOMER.

Sales to NCR Corporation ("NCR"), the Company's largest customer, for the three months ended July 3, 1999 was 19.6% of total revenue. Net sales for the years ended January 2, 1999 and December 31, 1997 were 25% and 35% respectively. No other customer accounted for more than 10% of net sales at any time period. On September 2, 1997, the Company entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm intend and expect that NCR will purchase from Axiohm substantially all of its requirements for transaction printers of the type manufactured by the Company (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

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


INTEGRATION OF OPERATIONS/ RESTRUCTURING.

The integration of the administrative, finance and manufacturing operations of Axiohm and DH, the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls will require significant financial resources and substantial attention from management. During the second quarter of 1998, as part of the strategy to achieve purchasing, manufacturing and other synergies begun with the acquisition of DH, the Company finalized its plan to consolidate two of its manufacturing operations, Paso Robles, California and Riverton, Wyoming, principally into its Ithaca, New York manufacturing operation as discussed above. The consolidation of the Paso Robles, CA facility has been completed, while the consolidation of the Riverton, WY location has been delayed pending the outcome of the debt restructuring process. The Company expects to incur $6.3 million in costs through 2000 related to consolidation of these two facilities.* The Company recorded approximately $3 million in additional goodwill in the second quarter of 1998 related to the closure of the two former DH manufacturing operations. Through July 3, 1999, the Company has incurred $712,000, in charges against the reserve. It is reasonable to believe that expenses will be incurred until the manufacturing locations are closed.* The Company also recorded $0.8 million in expenses during the quarter ended July 3, 1999, and $3.3 million since the beginning of the 2nd quarter 1998, relating to the relocation of operations from Paso Robles, California and Riverton, Wyoming to Ithaca, New York, primarily for staying bonuses to be paid to employees upon completion of integration duties. Any inability of the Company to integrate these operations successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations and would adversely affect its ability to realize its planned cost savings or would require additional expenditures to realize such cost savings. In addition, even if the businesses of Axiohm and DH are successfully integrated, no assurance can be given that future expenses can be reduced by the expected cost savings. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations.

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

FUTURE SALE OF AXIOHM EXCHANGE SHARES

In May 1998, the Company registered with the SEC an aggregate of 5,515,858 shares of Common Stock held by the former shareholders of Axiohm S.A.R.L. and Dardel for sale by such shareholders from time to time in the open market or in private transactions. Such sales, or the potential for such sales, could have a material adverse effect on the market price for the Company's Common Stock.

On March 3, 1999, the Nasdaq Stock Market notified the Company that the Company would be de-listed unless the Company can demonstrate the ability to sustain compliance with all listing criteria. The Company scheduled a hearing with Nasdaq, held on May 27, 1999 to appeal the de-listing of the Company's stock from the Market. The de-listing has been delayed providing the Company demonstrates compliance with all requirements for continued listing on or before October 21, 1999. There can be no assurance that the Company can maintain the listing requirements through the review period. In addition, the NASDAQ Review Panel reserves the right to require additional information based on significant occurrences within the structure of the Company, the Panel can reassess its decision to keep the Company listed on the exchange. Therefore, it is uncertain that the Company can maintain its listing with the NASDAQ.

YEAR 2000 COMPLIANCE

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

Year 2000-State of Readiness

The Company recognizes the need for addressing the "Year 2000" issue and has developed an oversight committee to ensure compliance. Representatives from each operating location, both domestic and international, have been identified and assigned the task of evaluating the state of readiness of each respective location. The Chief Information Officer has the responsibility to oversee the Company's Year 2000 compliance issues. Information systems ("IT") which are considered to be non-compliant are expected to be modified or replaced with systems that are Year 2000 compliant.* Similar actions are being taken with respect to non-IT systems, primarily those systems embedded in equipment and systems used in manufacturing and other facilities.* In addition, the teams have been given the responsibility of determining the state of readiness of customers and vendors and other third parties that may have a material impact on the Company, and develop contingency plans where necessary. The Company thus far has primarily used, and expects to continue to primarily use, internal resources to implement its readiness plan and to upgrade or replace systems affected by the Year 2000 issue.*

As part of the Company's Year 2000 project, the Company has completed the awareness phase of all IT and non-IT systems pertaining to the Year 2000 issue. The Company has completed its initial evaluation of current computer systems hardware, including software and embedded technologies. Evaluation of IT systems is complete. The Company has begun its evaluation of the "state of readiness" and expects to continue and complete this evaluation of the "state of readiness" of both vendors and customers with a material relationship during 1999.* The following table summarizes the current status of the Company's position in addressing Year 2000 issues.

           --------------------------------------------------------------------------
           Phase                     % Completed      Project Completion Date During
                                                      the Period Ending*
           --------------------------------------------------------------------------
           Awareness                 100%             12/31/98
           --------------------------------------------------------------------------
           Evaluation                100%             6/30/99
           --------------------------------------------------------------------------
           Renovation                75%              10/30/99
           --------------------------------------------------------------------------
           Validation                50%              11/30/99
           --------------------------------------------------------------------------
           Implementation            50%              12/15/99
           --------------------------------------------------------------------------


Based on the evaluation process thus far, the Company has identified the primarily non-compliant issue to reside within the company's accounting and manufacturing software.

The Company has purchased the necessary hardware and software and is currently in the process of implementing firm wide an Oracle based enterprise resource planning system ("ERP"). To date, Version 10.7 has been implemented in several locations. Complete conversion of all Divisions is expected to be complete by the end of October 1999.* Version 10.7 has been certified Y2K compliant by Oracle.

The Company anticipates 75% completion of the Oracle conversion by the end of the 3rd quarter 1999, and 100% completion to be achieved by October 1999.* Failure to implement Oracle ERP Version 10.7 prior to the year 2000 might result in significant difficulties in the Company's administration of invoicing and payables and other processes. Such difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

Non-IT systems (voice mail, security system, and Personal software, etc.) and non-key IT systems have been evaluated. For each location, a list of top suppliers has been evaluated. A material effect on the company's performance is not expected.*

Year 2000-Costs to Address Issues

Incremental costs associated with Year 2000 compliance are expected to approximate $3.0 million through December 31, 1999, of which the Oracle conversion is expected to be the largest portion totaling $2.0 million.* Through July 3, 1999, the company has spent approximately $1.6 million associated with the Oracle conversion or 80% of the total.* This estimate assumes that the Company will not incur significant costs associated with Year 2000 compliance on behalf of vendors, customers or other third parties.

Year 2000-Contingency Plan

As mentioned previously the Company has identified as a significant issue regarding Y2K to be the Company's conversion to Oracle, or some other form ERP system. All significant divisions, which may have a material effect on earnings, have converted to a Y2K certified version of Oracle, with the exception of the France Division.* The Company has determined a contingency plan for the French location regarding Year 2000 non-compliance. The contingency plan is to be evaluated through October 1999. The Company has developed a foundation for the contingency plan for other locations and is expecting to complete the plan by October 1999. The Company believes that in-house problems can be addressed through the use of alternative resources and manual processes.*

The costs and timetables in which the Company plans to complete the Year 2000 readiness activities, as well as potential outcomes of non-compliance are based on management's best estimates. These estimates were derived using numerous assumptions of future events including continuing factors. Evaluation of Year 2000 issues is a continuous process. There can be no assurance that these estimates will be achieved. Failure to achieve these estimates, or complete the Company's Year 2000 readiness plan and activities, could have a material effect on the company's financial condition and operating results.


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


LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended July 3, 1999, the Company was not in compliance with respect to the interest, debt leverage, and fixed charge covenants associated with the credit facility, thus permitting the holders of its Credit Facility to accelerate all such debt. The Company has reclassed the appropriate Bank Debt to current liabilities within the balance sheet. In addition, as of July 3, 1999, the line of credit availability was reduced to $20 million from $25 million. Under the waiver of the covenant violation, the Bank Group granted an additional $5 million availability under the line of credit through October 31, 1999. Discussions are ongoing with the lenders to its Credit Facilities concerning the amounts owed under the Credit Facility and alternatives for the curing of events of default. However, it is uncertain that the Company will be able to meet liquidity and capital requirements during the waiver period. The Company recognizes the need to, and emphasizes working capital management in its operations, particularly accounts receivable and inventory as a potential source of cash. In association with the strategic alternative analysis, the Company plans to identify potential cost cutting initiatives to assist the improvement of liquidity and capital resources. The ability of the Company to cure the events of the default is unknown at this time. Therefore, no assurance can be given that the Company will be able to do so or what additional actions will be necessary.

The Company's primary capital requirements include debt service, capital expenditures and working capital. The Company's ability to make scheduled payments of principal and interest to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current levels of operations and anticipated growth in revenues and cost savings, the Company believes that the Company's cash flow from operations and amounts available under the Credit Facility will not be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness during the next twelve months, thus stressing the importance of the need to restructure the Credit Facility.

The Company has classified all of the outstanding Bank debt except for the $120,000,000 Senior Subordinated Notes (Notes) as short-term liabilities. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or make anticipated capital expenditures. In particular, there can be no assurance that anticipated revenue growth will be achieved at the levels currently anticipated or at all. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of debt.

The Company's primary sources of capital are cash flow from operations and borrowings under the Credit Facility. For the six months ended July 3, 1999, cash used in operating activities was $1.8 million. Depreciation and amortization represented $22.2 million of cash flows from operating activities. The semi-annual interest payment on subordinated debt of $5.9 million was made on April 1, 1999. Accounts Receivable increased by approximately $1.2 million offset by accounts payable increases of approximately $2.0 million. Inventory increased $750,000 during the same period.

Cash used in investing activities was approximately $2.7 million in the first half of 1999, and is comprised primarily of increased capital expenditures of $2.3 million relating primarily to increases in tooling used to support new products.

At July 3, 1999, the Company's total debt net of cash was $184.3 million. Total debt excluding government grants totaled $182.3 million. The Company has limited borrowing availability under the Credit Facility as the line availability was decreased to $20 million as of July 2, 1999. An additional $5 million availability was included within the waiver of the covenant violation. Debt levels have increased during the first half of 1999 from the debt levels at January 2, 1999 due to the payment of $5.9 million of subordinated interest on April 1, 1999 and working capital requirements.

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

In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 3 interest rate swap agreements during the period from December 1997 through October 2001. The swap agreements are with major financial institutions and aggregate $35 million in notional principal amount at July 3, 1999. The first swap agreement of $20 million notional principal amount requires fixed interest payments at a fixed rate of 5.90% through November 1999. The second swap agreement of $10 million notional principal amount requires fixed interest payments at a fixed rate of 4.76% through October 2001. The third swap agreement of $5 million in notional principal amount requires fixed interest payments at a fixed interest rate of 4.365% through October 2001.

The Company incurred indebtedness of $120 million in connection with the issuance of the Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The Company made the first of two $5.9 million payments for 1999 on April 1, 1999. The Indenture contains covenants regarding restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in contracts, by requiring that the entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is scheduled to be effective for fiscal year beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company. The recognition of the interest rate swap agreements and corresponding debt obligations at fair value could reduce the Company's availability under its revolving credit facility. The reduction in availability could negatively effect liquidity of the Company depending on market interest rates at the time of implementation. Management has not yet determined the impact that the adoption of this statement may have on consolidated results, financial condition or liquidity of the Company.

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


ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

The market risk exposure inherent in the Company's international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. The Company is exposed to such foreign exchange rate risks in two main areas: (1) The company has operating facilities and correspondingly expense generation from multiple non-US locations such as: France; the United Kingdom; and Australia. (2) Most of the Company's capital lease obligation is expressed in the French Franc. Conversions from foreign currencies to US dollars can cause significant exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in foreign currencies may contribute to fluctuations in the Company's operating results.

The Company manufactures and sells its products in a number of locations around the world, resulting in a diversified revenue and cost base that is exposed to fluctuations in European and Asian currencies. The diverse base of foreign currency revenues and costs serves to create a hedge that limits the Company's net exposure to fluctuations in these foreign currencies.

The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. At July 3, 1999 the Company's portfolio consisted of seven foreign exchange contracts to sell $11 million at an average rate of $1 = FF 5.82.

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

A 100 (10% adverse change) basis point move in interest rates would not have a material affect on the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments.*

The Company's hedging activities have not had a material impact on its operations or cash flows. The Company does not use or hold financial instruments for speculative trading purposes. The Company does not anticipate an adverse impact on the interest rate protection agreements, as a result of interest rate volatility.*


PART II - OTHER INFORMATION

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1999 Annual Meeting of the Shareholders of Axiohm Transaction Solutions, Inc. was held at the Philadelphia Marriott West, West Conshohocken, Pennsylvania 19428 on May 5, 1999, at 11 a.m. (the "Annual Meeting").

         (b) At the Annual Meeting the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

---------------------------------------------------------------------------------------------------------------------
                                                                Number of Votes
---------------------------------------------------------------------------------------------------------------------
Nominees                        Cast For:                    Withheld or Against         Broker Non-Votes
---------------------------------------------------------------------------------------------------------------------
Nicholas Dourassoff             4,925,698                    3,879                       1,589,724
---------------------------------------------------------------------------------------------------------------------
Patrick Dupuy                   4,925,998                    3,579                       1,589,724
---------------------------------------------------------------------------------------------------------------------
Gilles Gibier                   4,925,998                    3,579                       1,589,724
---------------------------------------------------------------------------------------------------------------------
William H. Gibbs                4,926,898                    2,679                       1,589,724
---------------------------------------------------------------------------------------------------------------------
Don M. Lyle                     4,926,898                    2,679                       1,589,724
---------------------------------------------------------------------------------------------------------------------

         (c) Additional proposals considered at the Annual Meeting are set forth below, each of which was approved according to the respective vote of the shareholders:

                  (1) Ratification and approval of the appointment of KPMG LLP as the Company's independent accountants for the current fiscal year.

                       -------------------------------------------------------------------------
                        Cast For:            Against       Abstentions or Broker Non-Votes
                       -------------------------------------------------------------------------
                        4,927,852            1,707         1,589,724
                       -------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a) During the quarter ended July 3, 1999, the Company filed the following reports on Form 8-K

                           Current Report on Form 8-K, dated April 13, 1999

                       AXIOHM TRANSACTION SOLUTIONS, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 3, 1999

--------------------------------------------------------------------------------------------------
   EXHIBIT                   DESCRIPTION
--------------------------------------------------------------------------------------------------

     10.1                   Sixth AMENDMENT executed by majority of lenders, dated as of August
                            19, 1999 to the Credit Agreement, dated as of October 2, 1997, among the Company, as Borrower, the several Lenders from time to time
                            Parties thereto, Lehman Brothers Inc, as Arranger, Lehman Commercial
                            Paper, Inc. as Syndication Agent and Union Bank of California, N.A.
                            as Administrative Agent, as amended by the Global Amendment and
                            Assigned and Acceptance, dated as of October 20, 1997.

     27.1                   Financial Data Schedule

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AXIOHM TRANSACTION SOLUTIONS, INC.


    AUGUST 23,1999            BY:        /s/ CARMEN J. CONICELLI JR.
                                 ----------------------------------------------
         DATE                      CARMEN J. CONICELLI JR., CORPORATE OFFICER
                                          (CHIEF ACCOUNTING OFFICER)
                                            (CORPORATE CONTROLLER)