Form 10-Q
period 1999-10-02
AXIOHM TRANSACTION SOLUTIONS INC
filed 1999-11-22
CIK 728376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999, OR

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

AS OF NOVEMBER 10, 1999, THERE WERE 6,519,301 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - Financial Statements
               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       October 2,              January 2,
                                                                                          1999                    1999
                                                                                   -------------------      -----------------
                                                                                      (Unaudited)              (Audited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                            $    4,378               $    902
      Accounts receivable, net                                                                 28,182                 33,361
      Inventories                                                                              31,967                 33,210
      Prepaid expenses and other current assets                                                13,500                 11,476
                                                                                   -------------------      -----------------
          Total current assets                                                                 78,027                 78,949
      Fixed assets, net of accumulated depreciation                                            20,118                 20,556
      Intangible assets                                                                        34,242                 63,411
      Other assets                                                                              7,249                  8,810
                                                                                   -------------------      -----------------
         Total assets                                                                      $  139,636               $171,726
                                                                                   ===================      =================

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
      Accounts payable                                                                     $   17,384               $ 20,712
      Current portion of long-term debt                                                        61,630                  9,085
      Current portion of government grant obligations                                             779                    813
      Accrued payroll, payroll taxes and benefits                                               5,502                  5,367
      Accrued expenses                                                                          6,599                  6,951
      Income taxes payable                                                                      2,211                     --
      Deferred revenue                                                                          1,966                  1,910
      Other current liabilities                                                                 6,259                  3,015
                                                                                  -------------------      -----------------
         Total current liabilities                                                            102,330                 47,853
Non-current liabilities:
      Long-term debt                                                                          121,368                167,034
      Government grant obligations                                                              1,252                  1,374
      Other long-term liabilities                                                               1,376                  3,463
                                                                                   -------------------      -----------------
         Total liabilities                                                                    226,326                219,724
                                                                                   -------------------      -----------------
Shareholders' (deficit):
      Common shares:
         Common stock, authorized: 28,500,000
         shares; issued and outstanding:
         6,519,301 shares in 1999 and  1998 respectively                                       24,699                 24,367
      Other comprehensive (loss)                                                               (1,600)                  (153)
      Accumulated deficit                                                                    (109,789)               (72,212)
                                                                                   -------------------      -----------------
         Total shareholders' (deficit)                                                        (86,690)               (47,998)
                                                                                   -------------------      -----------------
         Total liabilities and shareholders' (deficit)                                      $ 139,636               $171,726
                                                                                   ===================      =================

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              FINANCIAL STATEMENTS.
               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                Three Months Ended               Nine Months Ended
                                                            October 2,      October 3,       October 2,      October 3,
                                                               1999            1998             1999            1998
                                                            --------------------------      ---------------------------
                                                                   (Unaudited)                      (Unaudited)

Net sales                                                    $ 47,393        $ 59,038         $159,382         $174,725
Cost of net sales                                              34,387          38,533          112,072          112,613
                                                            ---------       ---------        ---------        ---------
Gross margin                                                   13,006          20,505           47,310           62,112

Operating expenses:
     Selling, general and administrative                       10,215          10,024           29,825           28,306
     Research and development                                   3,657           3,869           11,789           11,825
     Plant closing expenses                                       338             799            2,032              799
     Acquisition related intangible amortization                9,078           8,970           27,245           25,892
                                                            ---------       ---------        ---------        ---------
Total operating expenses                                       23,288          23,662           70,891           66,822
                                                            ---------       ---------        ---------        ---------

Loss from operations                                          (10,282)         (3,157)         (23,581)          (4,710)

Interest and other income                                         210             100              210              230
Interest and other expense                                      4,324           4,333           13,282           13,333
                                                            ---------       ---------        ---------        ---------

Loss before income taxes                                      (14,396)         (7,390)         (36,653)         (17,813)
                                                            ---------       ---------        ---------        ---------

Income taxes                                                       78           1,060              926            3,661
                                                            ---------       ---------        ---------        ---------

Net loss                                                    $ (14,474)       $ (8,450)        $(37,579)        $(21,474)
                                                            =========       =========        =========        =========

BASIC:
     Net loss per share                                     $   (2.22)       $  (1.30)        $  (5.76)        $  (3.29)
     Shares used in per share calculation                       6,519           6,519            6,519            6,519

DILUTED:
     Net loss per share                                     $   (2.22)       $  (1.30)        $  (5.76)        $  (3.29)
     Shares used in per share calculation                       6,519           6,519            6,519            6,519
                                                            =========       =========        =========        =========

Foreign currency translation adjustment                     $    (117)           (420)          (1,447)             744
                                                            ---------       ---------        ---------        ---------
Other comprehensive loss                                    $ (14,591)       $ (8,870)        $(39,026)        $(20,730)
                                                            =========       =========        =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Nine Months Ended
                                                                                               October 2,       October 3,
                                                                                                  1999            1998
                                                                                            ---------------   --------------
                                                                                              (Unaudited)      (Unaudited)
Cashflows from operating activities:
   Net loss                                                                                  $   (37,579)       $   (21,474)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                                34,732             30,978
     Other non-cash items                                                                         (1,418)               332
   Changes in assets and liabilities, net of effects of acquisition of business:
     Accounts receivable                                                                           3,893             (6,137)
     Inventories                                                                                     665             (1,894)
     Other current assets                                                                         (2,113)              (162)
     Accounts payable and accrued expenses                                                          (357)            (1,503)
     Other current liabilities                                                                     3,281             (4,183)
                                                                                             ------------       ------------

Net cash provided (used in) operating activities                                                   1,104             (4,043)

Cashflows from investing activities:
   Payment for acquisition of business & other intangibles, net of cash acquired                    (416)            (5,647)
   Capital expenditures and other                                                                 (3,964)            (4,571)
                                                                                             ------------       ------------

Net cash used in investing activities                                                             (4,380)           (10,218)

Cashflows from financing activities:
   Net borrowings under line of credit                                                            12,500             14,029
   Principal repayments under long term debt                                                      (5,849)            (2,543)
   Exercise of stock options                                                                          --                 73
   Debt issuance costs                                                                              (328)                --
                                                                                             ------------       ------------

Net cash provided by financing activities                                                          6,323             11,559

Effect of exchange rate changes on cash                                                              429                744
                                                                                             ------------       ------------

Net Increase (decrease) in cash and cash equivalents                                               3,476             (1,958)

Cash and cash equivalents at beginning of period                                                     902              3,877
                                                                                             ------------       ------------

Cash and cash equivalents at end of period                                                    $    4,378         $    1,919
                                                                                             ============       ============

Supplemental Cashflow Disclosures:
Cash paid during the year for:
   Interest                                                                                   $   10,633         $   15,489
   Income taxes                                                                               $        -         $    5,192

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (OCTOBER 2, 1999 - UNAUDITED)


NOTE 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 2, 1999 are not necessarily indicative of the results which may be expected for the year ending January 1, 2000 or any other period. Reference is made to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 filed with the Securities and Exchange Commission (the "SEC") on April 1, 1999.

In May 1998, Axiohm Transaction Solutions, Inc. (the "Company") changed its fiscal year from the twelve-month period ended December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998. As a result, the Company's third quarter of 1999 and 1998 represents the thirteen-week periods ended on October 2, 1999, and October 3, 1998. The Company's 1999 fiscal year will end on January 1, 2000.

The October 2, 1997 business combination between DH Technology and Axiohm S.A. (described in Note 3 below) was financed with (i) borrowings of approximately $57.0 million under a $85.0 million credit facility (the "Credit Facility") that provides for term loans in the aggregate principal amount of $50.0 million and revolving loans and letters of credit up to $35.0 million and (ii) the proceeds from the issuance of $120,000,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). The Credit Facility and the Indenture under which the Subordinated Notes were issued contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds. During the quarters ended July 3, 1999 and October 2, 1999, the Company was not in compliance with respect to the interest, debt leverage, fixed charge, and certain other covenants associated with the Credit Facility. As a result, the bank group for the Credit Facility had the right to accelerate all borrowings under the facility. The bank group, by signature of a majority of the banks, granted waiver of the non-compliance and granted an additional availability in the line of credit of $5 million through October 31, 1999. Furthermore, the bank group, by signature of a majority of the banks, waived through October 31, 1999 any prospective nonpayment of the October 1, 1999 scheduled interest payment on the Subordinated Notes. The Company did not make the scheduled principal payments on its Credit Facility debt of $2.0 million and an interest payment on the Subordinated Notes of $5.9 million, on September 30, 1999 and October 1, 1999, respectively. Accordingly, the Company reclassified the appropriate long-term debt balance under its Credit Facility to current liabilities within the balance sheet. The reclassification was instituted on the basis that, although a waiver was granted through October 31, 1999, the Company did not meet the covenant requirements at the end of the waiver period. In addition, there was no assurance that the Company would be able to refinance the entire Credit Facility.

Reference is made to Note 2, below, for information concerning the filing by the Company and its U.S. Subsidiaries of Chapter 11 bankruptcy petitions. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

If the Plan described in Note 2 is confirmed by the Bankruptcy Court, the Company will adopt, as of the effective date of the Plan, "fresh start" reporting pursuant to Statement of Position 90-7 (SOP 90-7). Under fresh start reporting, the reorganization fair value of the Company is allocated to the entity's assets, the Company's retained deficit is eliminated, and the equity in the new company is issued according to the Plan. As a result of adopting fresh start reporting and emerging from Chapter 11 status, the Company's financial statements would not be comparable with those prepared before the Plan is confirmed, including the historical financial statements included in this quarterly report.

NOTE 2: RESTRUCTURING AND CHAPTER 11 PROCEEDINGS

On November 8, 1999 (the "Petition Date"), the Company and its U.S. subsidiaries, Axiohm IPB, Inc., Cognitive Solutions, Inc., Cognitive L.L.C. and Stadia Colorado Corp, (the "U.S. Subsidiaries", together with the Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") to implement a capital restructuring agreed to by representatives of the Company's primary creditor and shareholder constituencies (the "Restructuring"). The Chapter 11 Cases have been administratively consolidated under Case No. 99-4153PJW. The Debtors sought protection under Chapter 11 of the Bankruptcy Code because the cash flow generated from operations was insufficient (i) to support working capital requirements, and
(ii) to make the interest payments due under the Credit Facility. Additionally, the Company continued to be in non-compliance with certain debt covenant requirements under the Credit Facility, which would have permitted the bank group for its Credit Facility to accelerate at any time the debt outstanding thereunder.

Since the Petition Date, the Debtors have continued in possession of their property and are operating and managing their businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to operate their businesses in the ordinary course, but may not engage in transactions outside the ordinary course without the approval of the Bankruptcy Court.

Contemporaneously with the filing of the Chapter 11 bankruptcy petitions, the Company sought and obtained Bankruptcy Court approval of debtor-in-possession financing consisting of a $20.0 million revolving line of credit with a group of lenders led by Lehman Brothers Commercial Paper Inc. The financing facility is intended to provide the Debtors with liquidity sufficient to fund operations throughout the Chapter 11 proceedings. Additionally, the Bankruptcy Court authorized the Debtors to pay the pre-petition claims of trade vendors continuing to do business with the Debtors in the ordinary course of the Debtors' businesses.

As of the Petition Date, actions to collect pre-petition indebtedness of the Debtors are stayed. Also, pursuant to the Bankruptcy Code the Debtors can reject executory contracts and unexpired lease obligations that are burdensome. To date, the Debtors have not rejected any executory contacts or unexpired leases and are continuing to perform their obligations related thereto.

The terms of the Restructuring are set forth in the Plan of Reorganization (the "Plan") that was filed with the Bankruptcy Court on November 9, 1999. Holders of at least two-thirds in principal amount of the Company's (i) $63 million of bank debt, and (ii) $120 million of Subordinated Notes, and holders of in excess of fifty percent of Company's common stock, support the Plan. The Plan provides for the restructuring of the Company's pre- and post-petition bank debt, expected to total approximately $80 million on the effective date of the Plan, the conversion of the Subordinated Notes and certain other unsecured claims to equity, and the payment of trade claims in full. The Plan also provides that the Company's existing common stock will be cancelled and existing shareholders will receive Contingent Note Certificates which will entitle their holders to receive in aggregate an amount equal to at least 2.5% of the equity value of the reorganized company upon an initial public offering or the sale of substantially all the assets of the reorganized company, to the extent completed within five years of the effective date of the Plan. The Company expects to proceed to confirmation of the Plan during the first quarter of 2000. A copy of the Plan may be obtained from the Bankruptcy Court

There can be no assurance that the Plan will be confirmed or that the Company will be able to complete the Restructuring and return to profitability. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


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


NOTE 4: INVENTORIES

                                                      OCTOBER 2, 1999            JANUARY 2, 1999
                                                      ---------------            ---------------
Raw Materials                                             $25,370,000                $24,632,000
Work in Process                                             1,257,000                  2,027,000
Finished Goods                                              5,340,000                  6,551,000
                                                     -----------------          -----------------

Totals                                                    $31,967,000                $33,210,000
                                                     =================          =================


NOTE 5: OTHER COMPREHENSIVE INCOME

Comprehensive income for the nine months ended October 2, 1999 and October 3, 1998 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                      OCTOBER 2, 1999            OCTOBER 3, 1998
                                                      ---------------            ---------------
Net Loss                                                $(37,579,000)              $(21,474,000)
Foreign Currency Translation Adjustment                   (1,447,000)                    744,000
                                                      ----------------           ---------------

Other Comprehensive Loss                                $(39,026,000)              $(20,730,000)
                                                      ================           ===============


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

The condensed consolidating financial information presents condensed consolidating balance sheets as of October 2, 1999 and January 2, 1999 and condensed consolidating statements of operations for the nine months ended October 2, 1999 of:

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

          e)   the Company on a consolidated basis.

The condensed consolidating financial information also presents condensed consolidating balance sheets as of October 3, 1998 and condensed consolidating statements of operations for the nine months ended October 3, 1998.

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

                                                                                   October 2, 1999 (Unaudited)
                                                          -------------------------------------------------------------------------
                                                                     Guarantor Subsidiaries Non-Guarantor
                                                                     ----------------------
                                                            Parent      French        US    Subsidiaries  Eliminations Consolidated
                                                          ---------- ----------- ---------- ------------  ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                            $    2,791    $  (469)  $   (120)   $  2,176     $     --     $   4,378
     Accounts receivable, net                                  7,539      3,591     12,545       4,507           --        28,182
     Inventories                                               6,036      7,257     16,158       3,794       (1,278)       31,967
     Prepaid expenses and other current assets                10,351      1,182      1,187         344          436        13,500
     Intercompany                                            (12,264)       385     13,343      (3,651)       2,187            --
                                                          ----------- ---------- ----------  ----------   ----------    ----------
        Total current assets                                  14,453     11,946     43,113       7,170        1,345        78,027
     Fixed assets, net of accumulated depreciation             4,378      3,410     10,841       1,489           --        20,118
     Intangible assets                                        32,664        286      1,319         (27)          --        34,242
     Other assets                                              5,882        351      1,000          16           --         7,249
     Investment in Subsidiaries                               45,029      8,756         --          --      (53,785)           --
                                                          ----------- ---------- ----------  ----------   ----------    ----------
        Total assets                                       $ 102,406   $ 24,749   $ 56,273    $  8,648     $(52,440)    $ 139,636
                                                          =========== ========== ==========  ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                      $   3,505   $  4,969   $  6,710    $  2,200     $     --     $  17,384
     Current portion of long-term debt                        61,408        194         21           7           --        61,630
     Current portion of government grant obligations              --        697         64          18           --           779
     Accrued payroll, payroll taxes and benefits               1,645      1,674      1,895         288           --         5,502
     Accrued expenses                                          4,478        489      1,220         412           --         6,599
     Income taxes payable                                       (913)      (843)     3,562         405           --         2,211
     Deferred revenue                                            248      1,033        685          --           --         1,966
     Other current liabilities                                 5,850        409         --          --           --         6,259
                                                          ----------- ---------- ----------  ----------   ----------    ----------
        Total current liabilities                             76,221      8,622     14,157       3,330           --       102,330
Non-current liabilities:
     Long-term debt                                          120,000      1,281          4          83           --       121,368
     Government grant obligations                                 --        788        464          --           --         1,252
     Other long-term liabilities                                  --      1,212         69          --           --         1,281
     Deferred tax liability                                   (2,042)     2,137         --          --           --            95
                                                          ----------- ---------- ----------  ----------   ----------    ----------
        Total liabilities                                    194,179     14,040     14,694       3,413           --       226,326
                                                          ----------- ---------- ----------  ----------   ----------    ----------
Shareholders' equity (deficit):

     Common stock                                             17,897     11,009         --         505       (4,712)       24,699
     Other comprehensive income                                  119       (439)        --        (345)        (935)       (1,600)
     Retained earnings (deficit)                            (109,789)       139     41,579       5,075      (46,793)     (109,789)
                                                          ----------- ---------- ----------  ----------   ----------    ----------
     Total shareholders' equity (deficit)                    (91,773)    10,709     41,579       5,235      (52,440)      (86,690)
                                                          ----------- ---------- ----------  ----------   ----------    ----------
     Total liabilities and shareholders' equity (deficit)  $ 102,406   $ 24,749   $ 56,273    $  8,648     $(52,440)    $ 139,636
                                                          =========== ========== ==========  ==========   ==========    ==========

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)


                                                                  Nine Months Ended October 2, 1999 (Unaudited)
                                               ----------------------------------------------------------------------------------
                                                             Guarantor Subsidiaries   Non-Guarantor
                                                            ------------------------
                                                  Parent       French        US        Subsidiaries   Eliminations   Consolidated
                                               -----------  -----------  -----------   ------------   ------------   ------------

Net sales                                       $  37,630   $  29,808     $ 104,136      $  23,458     $ (35,650)       $159,382
Cost of net sales                                  25,409      20,354        83,551         17,877       (35,650)        112,072
                                               -----------  -----------  -----------   ------------   ------------   ------------
Gross margin                                       12,221       9,454        20,585          5,581          (531)         47,310


Operating expenses:
    Selling, general and administrative            12,502       3,947         9,809          3,567            --          29,825
    Research and development                        3,126       2,329         6,067            267            --          11,789
    Plant closing expenses                            467          --         1,565             --            --           2,032
    Acquisition related amortization               27,245          --            --             --            --          27,245
                                               -----------  -----------  -----------   ------------   -----------    ------------
Total operating expenses                           43,340       6,276        17,441          3,834            --          70,891
                                               -----------  -----------  -----------   ------------   -----------    ------------

Income (loss) from operations                     (31,119)      3,178         3,144          1,747          (531)        (23,581)

Interest and other income                           2,649          --           210             --        (2,649)            210
Interest and other expense                         12,837       2,768           184            128        (2,635)         13,282
Equity earnings in subsidiaries                     2,477          --            --             --        (2,477)             --
                                               -----------  -----------  -----------   ------------   -----------    ------------

Income (loss) before income taxes (benefit)       (38,830)        410         3,170          1,619        (3,022)        (36,653)

Income taxes (benefit)                             (1,251)        171         1,601            632          (227)            926
                                               -----------  -----------  -----------   ------------   -----------    ------------

Net income (loss)                               $ (37,579)   $    239      $  1,569      $     987     $  (2,795)      $ (37,579)
                                               ===========  ===========  ===========   ============   ===========    ============

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED OCTOBER 2, 1999 (UNAUDITED)
                                                          ------------------------------------------------------------------------
                                                                    GUARANTOR SUBSIDIARIES
                                                                    ---------------------- NON-GUARANTOR
                                                             PARENT     FRENCH      US     SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                          ----------- ---------- --------- ------------  ------------ ------------

CASHFLOWS FROM OPERATING ACTIVITIES:
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  $ (7,680)   $    483   $  6,313    $  1,301     $    687     $   1,104

CASHFLOWS FROM INVESTING ACTIVITIES:
     PAYMENT FOR ACQUISITION OF BUSINESS AND OTHER
     INTANGIBLES                                                --          --       (416)         --           --          (416)
     CAPITAL EXPENDITURES AND OTHER                           (881)       (451)    (2,481)       (151)          --        (3,964)
     NET CASH USED IN INVESTING ACTIVITIES                ---------  ---------- ----------  ----------   ----------   ------------
                                                              (881)       (451)    (2,897)       (151)          --        (4,380)

CASHFLOWS FROM FINANCING ACTIVITIES:
     NET BORROWINGS UNDER LINE OF CREDIT                    12,500          --         --          --           --        12,500
     PRINCIPAL REPAYMENTS UNDER LONG TERM DEBT              (4,872)       (748)      (219)        (10)          --        (5,849)
     DEBT ISSUANCE COSTS                                      (328)         --         --          --           --          (328)
                                                          ---------  ---------- ----------  ----------   ----------   ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     7,300        (748)      (219)        (10)          --         6,323

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --       1,075         --          41         (687)          429
                                                          ---------  ---------- ----------  ----------   ----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,261)        359      3,197       1,181           --         3,476

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,055        (831)    (3,317)        995           --           902
                                                          ---------  ---------- ----------  ----------   ----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,794    $   (472)  $   (120)   $  2,176     $     --     $   4,378
                                                          =========  ========== ==========  ==========   ==========   ============


               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JANUARY 2, 1999
                                                   -----------------------------------------------------------------------------
                                                               GUARANTOR SUBSIDIARIES
                                                               ---------------------- NON-GUARANTOR
                                                      PARENT     FRENCH       US       SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ----------  ----------  ----------  ------------  ------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents                     $   4,055    $   (831)   $ (3,317)     $   995     $      --      $     902
     Accounts receivable, net                         10,573       4,255      14,702        3,831            --         33,361
     Inventories                                       6,438       7,205      15,556        4,665          (654)        33,210
     Prepaid expenses and other current assets         9,494         826         557          426           173         11,476
     Intercompany                                    (18,753)      2,889      15,538       (4,989)        5,315             --
                                                  -----------  ----------  ----------   ----------   -----------    -----------
        Total current assets                          11,807      14,344      43,036        4,928         4,834         78,949
     Fixed assets, net of accumulated depreciation     4,239       4,229      10,650        1,438            --         20,556
     Intangible assets                                59,922         412       3,098          (21)           --         63,411
     Other assets                                      6,163         366       2,253           28            --          8,810
     Investment in Subsidiaries                       45,029       8,752          --           --       (53,781)            --
                                                  -----------  ----------  ----------   ----------   -----------    -----------
        Total assets                               $ 127,160    $ 28,103   $  59,037     $  6,373     $ (48,947)     $ 171,726
                                                  ===========  ==========  ==========   ==========   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                              $   3,397    $  6,847   $   8,679     $  1,789     $      --      $  20,712
     Current portion of long-term debt                 8,839         214          21           11            --          9,085
     Current portion of government grant obligations      --         760          34           19            --            813
     Accrued payroll, payroll taxes and benefits       1,534       1,912       1,580          341            --          5,367
     Accrued expenses                                  4,578         994       1,199          180            --          6,951
     Income taxes payable                             (2,538)     (1,462)      4,232         (232)           --             --
     Deferred revenue                                    (39)      1,203         746           --            --          1,910
     Other current liabilities                         3,015          --          --           --            --          3,015
                                                  -----------  ----------  ----------   ----------   -----------    -----------
        Total current liabilities                     18,786      10,468      16,491        2,108            --         47,853
Non-current liabilities:
     Long-term debt                                  165,376       1,552          18           88            --        167,034
     Government grant obligations                         --         858         516           --            --          1,374
     Other long-term liabilities                          --       1,609       1,687           --            --          3,296
     Deferred tax liability                           (2,475)      2,327         315           --            --            167
                                                  -----------  ----------  ----------   ----------   -----------    -----------
        Total liabilities                            181,687      16,814      19,027        2,196            --        219,724
                                                  -----------  ----------  ----------   ----------   -----------    -----------

Shareholders' equity (deficit):
     Common stock                                     17,567      11,009          --          505        (4,714)        24,367
     Other comprehensive income                          118         380          --         (416)         (235)          (153)
     Retained earnings (accumulated deficit)         (72,212)       (100)     40,010        4,088       (43,998)       (72,212)
                                                  -----------  ----------  ----------   ----------   -----------    -----------
     Total shareholders' equity (deficit)            (54,527)     11,289      40,010        4,177       (48,947)       (47,998)
                                                  -----------  ----------  ----------   ----------   -----------    -----------
     Total liabilities and shareholders' equity
        (deficit)                                  $ 127,160    $ 28,103    $ 59,037      $ 6,373     $ (48,947)      $ 171,726
                                                  ===========  ==========  ==========   ==========   ===========    ===========


               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   OCTOBER 3, 1998 (UNAUDITED)
                                                         --------------------------------------------------------------------------
                                                                      GUARANTOR SUBSIDIARIES
                                                                      ---------------------- NON-GUARANTOR
                                                            PARENT      FRENCH         US    SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                         ------------ -----------   -------- ------------ ------------ ------------
ASSETS
Current assets:
     Cash and cash equivalents                             $   4,321    $   (237)    $ (3,235)    $ 1,070   $     --      $   1,919
     Accounts receivable, net                                  9,717       3,823       19,156       3,956         --         36,652
     Inventories                                               7,446       6,675       14,581       3,978       (683)        31,997
     Prepaid expenses and other current assets                 9,975       1,412          436         496        199         12,518
     Intercompany                                             (7,910)     (3,230)      11,832      (3,029)     2,337             --
                                                           ----------  ----------    ---------   ---------  ---------    ----------
        Total current assets                                  23,549       8,443       42,770       6,471      1,853         83,086
     Fixed assets, net of accumulated depreciation             4,073       4,368       11,767       1,552         --         21,760
     Intangible assets                                        69,119         459        2,955         (50)        --         72,483
     Other assets                                              5,770         482        1,482          72         --          7,806
     Investment in subsidiaries                               45,029       8,752           --          --    (53,781)            --
                                                           ---------   ----------    ---------   ---------  ---------    ----------
        Total assets                                       $ 147,540    $ 22,504     $ 58,974     $ 8,045   $(51,928)     $ 185,135
                                                           =========   ==========    =========   =========  =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                      $   3,484    $  4,974     $  8,523     $ 1,911   $     -       $ 18,892
     Current portion of long-term debt                         6,650         229           20           2         --         6,901
     Current portion of government grant obligations              (1)        865           --          20         --           884
     Accrued payroll, payroll taxes and benefits               2,783       1,821        1,931         395         --         6,930
     Accrued expenses                                          4,914         354        1,216         187         --         6,671
     Income taxes payable                                     (3,704)        399        3,244         337         --           276
     Deferred revenue                                            192       1,232          697          --         --         2,121
     Other current liabilities                                   297           1           --          --         --           298
                                                           ----------   ---------    ---------   ---------  ---------    ----------
        Total current liabilities                             14,615       9,875       15,631       2,852         --        42,973
Non-current liabilities:
     Long-term debt                                          173,411       1,633           24         113         --       175,181
     Government grant obligations                                 --         784          550          --         --         1,334
     Other long-term liabilities                                  --       2,106        1,646          --         --         3,752
     Deferred Tax Liability                                   (2,168)      2,154          315          --         --           301
                                                           ----------   ---------    ---------   ---------  ---------    ----------
        Total liabilities                                    185,858      16,552       18,166       2,965         --       223,541
                                                           ----------   ---------    ---------   ---------  ---------    ----------
Shareholders' equity (deficit):
     Common stock                                             24,257       4,167           --         505     (4,672)       24,257
     Other comprehensive income                                  174         580           --         (95)      (573)           86
     Retained earnings (accumulated deficit)                 (62,749)      1,205       40,808       4,670    (46,683)      (62,749)
                                                           ----------   ---------    ---------   ---------  ---------    ----------
     Total shareholders' equity (deficit)                    (38,318)      5,952       40,808       5,080    (51,928)      (38,406)
                                                           ----------   ---------    ---------   ---------  ---------    ----------
     Total liabilities and shareholders' equity (deficit)  $ 147,540    $ 22,504     $ 58,974     $ 8,045   $(51,928)    $ 185,135
                                                           ==========   =========    =========   =========  =========    ==========

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED OCTOBER 3, 1998 (UNAUDITED)
                                               -----------------------------------------------------------------------------------
                                                             GUARANTOR SUBSIDIARIES
                                                             ----------------------  NON-GUARANTOR
                                                   PARENT      FRENCH        US      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ----------   ----------  ----------   ----------    -----------     -----------
Net Sales                                        $ 46,575     $ 34,903    $100,368     $ 17,353      $ (24,474)      $ 174,725
Cost of net sales                                  30,922       22,057      72,008       13,461        (25,835)        112,613
                                                ----------   ----------  ----------   ----------    -----------     -----------
Gross margin                                       15,653       12,846      28,360        3,892          1,361          62,112


Operating expenses:
    Selling, general & administrative               8,708        4,108      12,134        3,356             --          28,306
    Research and development                        3,236        2,629       5,538          422             --          11,825
    Plant closing expenses                            799           --          --           --             --             799
    Acquisition related intangible amortization    25,892           --          --           --             --          25,892
                                                ----------   ----------  ----------   ----------    -----------     -----------
Total operating expenses                           38,635        6,737      17,672        3,778             --           66,822
                                                ----------   ----------  ----------   ----------    -----------     -----------

Income (loss) from operations                     (22,982)       6,109      10,688          114          1,361          (4,710)

Interest and other income                           3,980           51          12          105         (3,918)            230
Interest and other expense                         12,975        4,043         208           18         (3,911)         13,333
Equity earnings in subsidiaries                     6,541           --          --           --         (6,541)             --
                                                ----------   ----------  ----------   ----------    -----------     ----------

Income (loss) before income taxes (benefit)       (25,436)       2,117      10,492          201         (5,187)        (17,813)

Income taxes (benefit)                             (3,962)       2,592       4,283          167            581           3,661
                                                ----------   ----------  ----------   ----------    -----------     ----------

Net income (loss)                                $(21,474)    $   (475)   $  6,209     $     34      $  (5,768)      $ (21,474)
                                                ==========   ==========  ==========   ==========    ===========     ===========

               AXIOHM TRANSACTION SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           PERIOD ENDED OCTOBER 3, 1998 (UNAUDITED)
                                                         -------------------------------------------------------------------------
                                                                   GUARANTOR SUBSIDIARIES
                                                                   ----------------------NON-GUARANTOR
                                                          PARENT     FRENCH      US      SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         --------   --------   ------    -------------  ------------  ------------
Cashflows from operating activities:
  Net cash provided by (used in) operating activities    $(15,962)   $  678   $ 11,207    $  (356)       $  390       $ (4,043)

Cashflows from investing activities:
  Payment for acquisition of business and other
  intangibles                                              (3,929)     (733)      (934)       (51)           --         (5,647)
  Capital expenditures and other                           (1,443)   (1,314)    (1,842)        28            --         (4,571)
                                                         ---------  --------  ---------   --------       -------      ---------
  Net cash used in investing activities                    (5,372)   (2,047)    (2,776)       (23)           --        (10,218)

Cashflows from financing activities:
  Net borrowings under line of credit                      14,029        --         --         --            --         14,029
  Principal repayments under long term debt                (2,400)     (143)        --         --            --         (2,543)
  Exercise of stock options                                    73        --         --         --            --             73
                                                         ---------  --------  ---------   --------       -------      ---------
  Net cash provided by (used in) financing activities      11,702      (143)        --         --            --         11,559

Effect of exchange rate changes on cash
                                                               93     1,137         --        (96)         (390)           744
                                                         ---------  --------  ---------   --------       -------      ---------

Net increase (decrease) in cash and cash equivalents       (9,539)     (375)     8,431       (475)           --         (1,958)

Cash and cash equivalents at beginning of period           13,860       138    (11,666)     1,545            --          3,877

                                                         ---------  --------  ---------   --------       -------      ---------
Cash and cash equivalents at end of period               $  4,321   $  (237)  $ (3,235)   $ 1,070        $   --       $  1,919
                                                         =========  ========  =========   ========       =======      =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein.

With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, those statements herein which are followed by an asterisk (*). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to (i) those set forth in the Company's Form 10-K Annual Report for the year ended January 2, 1999 and Form 10-Q Quarterly Reports for the first and second fiscal quarters of 1999, in each case under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results," and (ii) the ability of the Company to complete the Restructuring and return to profitability.

BACKGROUND

The Company was formed from the combination of Axiohm S.A. a French corporation ("Axiohm") and DH Technology, Inc. ("DH"). On August 21, 1997, AX Acquisition Corporation, an indirect wholly-owned subsidiary of Axiohm ("Purchaser"), acquired 7,000,000 shares of the Common Stock of DH (approximately 88%) through a tender offer to the shareholders of DH ("the Tender Offer"), resulting in a change in control of DH. On October 2, 1997, the Purchaser exchanged 5,518,524 shares of the Common Stock it had acquired in the Tender Offer and approximately $12.2 million in cash for certain of the outstanding shares of capital stock of Axiohm and all of the outstanding shares of capital stock of Axiohm Technologies EURL, formerly, Dardel Technologies S.A. ("Dardel"), which held the remaining shares of capital stock of Axiohm. Immediately after this exchange, DH purchased from Axiohm IPB all of Purchaser's outstanding capital stock in exchange for the assumption by DH of the obligations incurred in financing the Tender Offer. Purchaser was then merged with and into DH (the "Merger"), and the remaining 1,481,476 shares of DH's Common Stock acquired in the Tender Offer and held by Purchaser at the time of the Merger were canceled in the Merger. Simultaneously, DH changed its name to Axiohm Transaction Solutions, Inc. The aggregate initial purchase price of $209.1 million consisted of cash for DH shares and stock options, transaction costs and the fair value of DH shares not tendered. The above transactions were financed with (i) borrowings of approximately $57.0 million, under an $85 million credit facility (the "Credit Facility") that provides term loans in the aggregate principal amount of $50.0 million and revolving loans and letters of credit of up to $35.0 million, (ii) the proceeds from the issuance of $120,000,000 of its 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Notes").

In connection with the foregoing transactions, the Company recorded approximately $102.1 million of goodwill and other intangibles which is being amortized over three years using the straight line method, which is the period estimated to be benefited.

On July 28, 1998 the Company announced a major restructuring program designed to streamline operations and improve manufacturing efficiencies by consolidating its Paso Robles, California and Riverton, Wyoming manufacturing operations principally into its Ithaca, New York manufacturing operation. The Company has since completed the consolidation of the Paso Robles facility, and has delayed the consolidation of the Riverton, Wyoming facility, pending the development of a restructuring plan in conjunction with the Company's financing reorganization and evaluation by the Bankruptcy Court.

During the quarters ended July 3, 1999 and October 2, 1999, the Company was not in compliance with respect to the interest, debt leverage, fixed charge, and certain other covenants associated with its Credit Facility. As a result, the bank group for the Credit Facility had the right to accelerate all borrowings under the facility. The bank group, by signature of a majority of the banks, granted waiver of the non-compliance and granted an additional availability in the line of credit of $5 million through October 31, 1999. Furthermore, the bank group, by signature of a majority of the banks, waived through October 31, 1999 any prospective nonpayment of the scheduled interest payment on the Subordinated Notes due on October 1, 1999. The Company did not make the scheduled principal payments on its senior debt of $2.0 million and an interest payment on the Subordinated Notes of $5.9 million, on September 30, 1999 and October 1, 1999, respectively. The Company reclassified the appropriate long-term debt balance under its Credit Facility to current liabilities within the balance sheet. The $120,000,000 associated with the Subordinated Notes is not included in the default of the covenants. The reclassification was instituted on the basis that, although a waiver was granted through October 31, 1999, the Company did not meet the covenant requirements at the end of the waiver period. In addition, there was no assurance that the Company would be able to refinance the entire Credit Facility.

RESTRUCTURING AND CHAPTER 11 PROCEEDINGS

On November 8, 1999 (the "Petition Date"), the Company and its U.S. subsidiaries, Axiohm IPB, Inc., Cognitive Solutions, Inc., Cognitive L.L.C. and Stadia Colorado Corp, (the "U.S. Subsidiaries", together with the
Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") to implement a capital restructuring agreed to by representatives of the Company's primary creditor and shareholder constituencies (the "Restructuring"). The Chapter 11 Cases have been administratively consolidated under Case No. 99-4153PJW. The Debtors sought protection under Chapter 11 of the Bankruptcy Code because the cash flow generated from operations was insufficient (i) to support working capital requirements, and
(ii) to make the interest payments due under the Credit Facility. Additionally, the Company continued to be in non-compliance with certain debt covenant requirements under the Credit Facility, which would have permitted the bank group for its Credit Facility to accelerate the debt due at any time.

Since the Petition Date, the Debtors have continued in possession of their property and are operating and managing their businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to operate their businesses in the ordinary course, but may not engage in transactions outside the ordinary course without the approval of the Bankruptcy Court.

Contemporaneously with the filing of the Chapter 11 bankruptcy petitions, the Company sought and obtained Bankruptcy Court approval of debtor-in-possession financing consisting of a $20.0 million revolving line of credit with a group of lenders led by Lehman Brothers Commercial Paper Inc. The financing facility is intended to provide the Debtors with liquidity sufficient to fund operations throughout the Chapter 11 proceedings. Additionally, the Bankruptcy Court authorized the Debtors to pay the pre-petition claims of trade vendors continuing to do business with the Debtors in the ordinary course of the Debtors' businesses.

As of the Petition Date, actions to collect pre-petition indebtedness of the Debtors are stayed. Also, pursuant to the Bankruptcy Code the Debtors can reject executory contracts and unexpired lease obligations that are burdensome. To date, the Debtors have not rejected any executory contacts or unexpired leases and are continuing to perform their obligations related thereto.

The terms of the Restructuring are set forth in the Plan of Reorganization (the "Plan") that was filed with the Bankruptcy Court on November 9, 1999. Holders of at least two-thirds in principal amount of the Company's (i) $63 million of bank debt and (ii) $120 million of Subordinated Notes, and holders of in excess of fifty percent of Company's common stock, support the Plan. The Plan provides for the restructuring of the Company's pre- and post-petition bank debt, expected to total approximately $80 million on the effective date of the Plan, the conversion of the Subordinated Notes and certain other unsecured claims to equity, and the payment of trade claims in full. The Plan also provides that the Company's existing common stock will be cancelled and existing shareholders will receive Contingent Note Certificates which will entitle their holders to receive in aggregate an amount equal to at least 2.5% of the equity value of the reorganized company upon an initial public offering or the sale of substantially all the assets of the reorganized company, to the extent completed within five years of the effective date of the Plan. The Company expects to proceed to confirmation of the Plan during the first quarter of 2000. A copy of the Plan may be obtained from the Bankruptcy Court.

There can be no assurance that the Plan will be confirmed or that the Company will be able to complete the Restructuring and return to profitability. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 3,
1998

NET SALES

Net Sales of $47.4 million for the third quarter of 1999 decreased $11.6 million or 19.7% from revenues of $59.0 million during the same period in 1998. The decrease in sales is due generally to reduced volume. The Company continues to develop and introduce new products to replace existing products as new technology is developed. The Company has experienced a decrease in average selling prices in transaction products worldwide due to tightening competition, and the extension of older technology related product life cycles.

COST OF NET SALES

Cost of net sales for the third quarter of 1999 were $34.4 million or 72.6% of net sales, compared to $38.5 million or 65.3% of net sales during the third quarter of 1998. The decrease in absolute cost of sale dollars is a direct correlation to the decrease in net sales. Increase in cost of net sales as a percentage of net sales is due predominately to product mix, coupled with the lower average sales prices. The newer products have higher costs associated with them due to the initial status of production and better technology versus older products nearing the end of their product life cycle. The current quarter margins were negatively affected by additional inventory reserves taken for excess and obsolete inventory relating to the build up of inventory for newer products as sales decreased and an increase in warranty provision related to initial inefficiencies of newer products introduced in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

S,G&A expenses for the third quarter 1999 totaled $10.2 million increasing to 21.5% of net sales from $10.0 million or 16.9.% of net sales during the same period a year ago. The increase in dollars over the prior period relates to increased professional fees associated with the bankruptcy and debt restructuring, offset slightly by decreased compensation related expenses as overall headcount decreased year to year on a consolidated basis. Additional expense reductions were attributable to lower advertising and travel related costs. The increase as a percentage of sales is directly related to the decrease in sales.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

R&D expenses for the third quarter of 1999 totaled $3.7 million, down slightly compared to $3.9 at the third quarter 1998.

PLANT CLOSING EXPENSES

The Company recorded $0.3 million in expenses in the third quarter of 1999, relating to the relocation of operations from Paso Robles, California facility to the company's Ithaca, New York and Golden, Colorado facilities, primarily for the payment of bonuses to employees as incentives to remain with the Company until the facilities are closed.

ACQUISITION RELATED INTANGIBLE AMORTIZATION

The Company estimates that on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash acquisition related charges which principally includes non-cash intangible amortization.*

LOSS FROM OPERATIONS

Loss from operations for the third quarter of 1999 was $10.3 million compared to a loss of $3.2 million for the same period a year ago. The loss is principally due to decreases in gross margin due to the decrease in sales and changing product mix.

INTEREST AND OTHER INCOME

During the current quarter a benefit of $0.2 million was recorded as other income. This benefit was the result of a reversal of post-retirement benefits, in conjunction with the purchase of NCR's printer business by Axiohm in 1994. The above reversal was made based on the fact that the Company no longer employs the employees entitled to post-retirement benefits.

INTEREST AND OTHER EXPENSE

Interest expense for the third quarter remained relatively stable at $4.3 million compared to $4.3 million in the third quarter of 1998.

INCOME TAXES

The Company recorded a tax provision of $.1 million for the third quarter 1999 compared to a provision of $1.1 million in the third quarter 1998. Although the Company reported a net loss before income taxes in both periods, goodwill amortization is not deductible for income tax purposes. For the quarter ended October 2, 1999, the Company completed a merger of two French divisions allowing for a reversal of approximately $1.0 million in previously taken tax provisions at the French subsidiary. Income tax as a percentage on income before taxes, excluding the effect of acquisition related charges, was approximately 44.5% in 1998.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 3, 1998

NET SALES

Net Sales of $159.4 million for the first nine months of 1999 decreased $15.3 million or 8.8% from $174.7 million for the same period last year. The decrease is primarily related to lower sales from customers and in average selling prices of transaction products worldwide. Additionally, the current year reflects approximately $1.5 million in additional accounts receivable reserve increases to correctly reflect write-offs of extended accounts receivable balances.

COST OF NET SALES

Cost of Net Sales for the nine months ended October 2, 1999 totaled $112.1 million or 70.3% of total revenue compared to $129.5 million or 67.5% of total revenue for the same period a year ago. The increase in cost of sales as a percentage, for the nine months compared to the prior year is due principally to product mix, and the decline in average selling prices, offset slightly with reduced costs of sales. The newer products have higher initial costs due to a production learning curve, and the cost of new technology. The current year is negatively affected by additional inventory reserves taken for excess and obsolete inventory relating to the build up of inventory for newer products as sales decreased and an increase in warranty provision related to initial inefficiencies of newer products introduced in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

S,G&A expenses for the nine months ended October 2, 1999 totaled $29.8 million or 18.7% of total revenues compared to $28.3 million or 16.2 % of total revenues for the same period a year ago. Increased expenses are primarily due to severance payments to former employees, coupled with increased professional fees associated with the bankruptcy filing and the restructuring plan, offset slightly by decreases in compensation related expenses as well as advertising costs.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

Research and Development expenses for the nine months ended October 2, 1999 remained consistent with the same period of a year ago at $11.8 million and $11.8 million respectively.

PLANT CLOSING EXPENSES

The Company recorded $2.0 million in expenses for 1999, relating to the relocation of operations from Paso Robles, California facility to the company's Ithaca, New York and Golden, Colorado facilities, primarily for the payment of bonuses to employees as an incentive to remain with the Company until the facilities are closed. Current year expenses are for nine months whereas prior year charges of $0.8 million reflect only three months of charges.

ACQUISITION RELATED INTANGIBLE AMORTIZATION

The Company recorded $27.2 million in acquisition related amortization for the first nine months of 1999. The Company estimates that on a quarterly basis through the third quarter of 2000, operating expenses will include approximately $9.0 million in non-cash intangible acquisition related amortization charges.*

LOSS FROM OPERATIONS

Loss from operations for the nine months of 1999 was $23.6 million compared to a loss of $4.7 million for the same period for 1998. The increase in losses from the current period versus the prior is due to decreased margin dollars, principally from lower sales and higher cost of sales. Additionally, operating expenses contributed to the loss in the current period due to increased costs associated with plant closings and severance and professional fees.

INTEREST AND OTHER INCOME

During the current quarter a benefit of $0.2 million was recorded as other income. This benefit was the result of a reversal of post-retirement benefits, in conjunction with the purchase of NCR's printer business by Axiohm in 1994. The above reversal was made based on the fact that the Company no longer employs the employees entitled to post-retirement benefits.

INTEREST AND OTHER EXPENSE

Interest expense for the nine months ended October 2, 1999 totaled $13.3 million, and remained consistent with prior year amounts of $13.3 million.

INCOME TAXES

The Company recorded tax expense of $0.9 million for the period ended October 2, 1999 compared to $3.6 million in the same period 1998. Although the Company reported a net loss before income taxes in both periods, goodwill amortization is not deductible for income tax purposes. For the nine months ended October 2, 1999, the Company's consolidated results reflect a net loss position, however, the tax provision for 1999 reflects recognition of income taxes payable in foreign countries, principally France. Income tax as a percentage on income before taxes, excluding the effect of acquisition related charges, was approximately 41.2% in 1998.

DEPENDENCE ON PRINCIPAL CUSTOMER.

Sales to NCR Corporation ("NCR"), the Company's largest customer, for the three months ended October 2, 1999 was 17% of total revenue. Net sales for the years ended January 2, 1999 and December 31, 1997 were 25% and 35% respectively. No other customer accounted for more than 10% of net sales at any time period. On September 2, 1997, the Company entered into a three-year contract with NCR (the "NCR Contract"). The NCR Contract provides that NCR and Axiohm intend and expect that NCR will purchase from Axiohm substantially all of its requirements for transaction printers of the type manufactured by the Company (the "Covered Products"). In case there is reason to believe that NCR is purchasing less than 75% of its requirements for Covered Products from Axiohm at any time during the term of the agreement, there is an obligation for both parties to work together in good faith to eliminate such deficiency. The NCR Contract provides that NCR's purchase commitment is subject to Axiohm's ability to meet NCR's specifications and requirements for price, performance, quality, service and delivery with respect to such Covered Products. Any failure by NCR to continue purchasing products from the Company at historical levels or the termination of the NCR Contract would have a material adverse effect on the Company's business, financial condition and operating results.

LIQUIDITY AND CAPITAL RESOURCES

Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for information regarding the filing by the Company and its U.S. Subsidiaries of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Contemporaneously with the filing of the Chapter 11 bankruptcy petitions, the Company sought and obtained Bankruptcy Court approval of debtor-in-possession financing consisting of a $20.0 million revolving line of credit with a group of lenders led by Lehman Brothers Commercial Paper Inc. The financing facility is intended to provide the Debtors with liquidity sufficient to fund operations throughout the Chapter 11 proceedings. Additionally, the Bankruptcy Court authorized the Debtors to pay the pre-petition claims of trade vendors continuing to do business with the Debtors in the ordinary course of the Debtors' businesses.

The Company's primary sources of capital during the first nine months of fiscal 1999 were cash flow from operations and borrowings under the Credit Facility. For the nine months ended October 2, 1999, cash provided by operating activities was $1.1 million. Depreciation and amortization represented $34.7 million of cash flows from operating activities. The semi-annual interest payment on subordinated debt of $5.9 million was not made on October 1, 1999. Accounts Receivable decreased by approximately $3.9 million offset by accounts payable decreases of approximately $0.4 million. Other current liabilities increased by approximately $3.3 million as a result of the non-payment of the subordinated debt of $5.9 million, offset by an increase in other current assets of $2.1 million predominately due to increased prepaid professional fees associated with the restructuring plan. Inventory decreased $0.7 million during the same period.

Cash used in investing activities was approximately $4.4 million in the nine months ending October 2, 1999, and is comprised primarily of increased capital expenditures of $4.0 million relating primarily to increases in tooling used to support new products.

At October 2, 1999, the Company's total debt net of cash was $180.7 million. Total debt excluding government grants totaled $183.0 million. Debt levels have increased 1999 from the debt levels at January 2, 1999 due to the payment of $5.9 million of subordinated interest on April 1, 1999 and working capital requirements.

In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 3 interest rate swap agreements during the period from December 1997 through October 2001. The swap agreements are with major financial institutions and aggregate $35 million in notional principal amount at October 2, 1999. The first swap agreement of $20 million notional principal amount requires fixed interest payments at a fixed rate of 5.90% through November 1999. The second swap agreement of $10 million notional principal amount requires fixed interest payments at a fixed rate of 4.76% through October 2001. The third swap agreement of $5 million in notional principal amount requires fixed interest payments at a fixed interest rate of 4.365% through October 2001.

The Company incurred indebtedness of $120 million in connection with the issuance of the Subordinated Notes. The indebtedness evidenced by the Notes is subordinated to the Company's obligations under the Credit Facility. Interest is payable semi-annually on the unpaid principal at 9.75% per annum. The Company made the first of two $5.9 million payments for 1999, on April 1, 1999. The second payment, due October 1, 1999 was not made in conjunction with the covenant waiver agreement dated August 19, 1999 in place through October 31, 1999. The Indenture contains covenants regarding restricted payments, incurrence of indebtedness, liens, dividends, merger, consolidation or sale of assets, and transactions with affiliates.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in contracts, by requiring that the entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is scheduled to be effective for fiscal year beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company. The recognition of the interest rate swap agreements and corresponding debt obligations at fair value could reduce the Company's availability under its revolving credit facility. The reduction in availability could negatively affect liquidity of the Company depending on market interest rates at the time of implementation. Management has not yet determined the impact that the adoption of this statement may have on consolidated results, financial condition or liquidity of the Company.

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


            ------------------------- ---------------- --------------------------------
            Phase                     % Completed      Project Completion Date During
                                                       the Period Ending*
            ------------------------- ---------------- --------------------------------
            Awareness                 100%             12/31/98
            ------------------------- ---------------- --------------------------------
            Evaluation                100%             6/30/99
            ------------------------- ---------------- --------------------------------
            Renovation                100%             10/30/99
            ------------------------- ---------------- --------------------------------
            Validation                75%              11/30/99
            ------------------------- ---------------- --------------------------------
            Implementation            75%              12/15/99
            ------------------------- ---------------- --------------------------------

Based on the evaluation process thus far, the Company has identified the primarily non-compliant issue to reside within the company's accounting and manufacturing software.

The Company has purchased the necessary hardware and software and is currently in the process of implementing firm wide an Oracle based enterprise resource planning system ("ERP"). To date, implementation of Version 10.7 is primarily complete. Version 10.7 has been certified Y2K compliant by Oracle.

The Company has completed the Oracle conversion, or upgraded to Y2K compliant software, for all significant divisions. The Company continues to evaluate system efficiencies with respect to Oracle upgrades and other software programs. No significant disruption of operations is expected to occur, or any material effect on earnings, as a result of in-house Y2K non-compliance.*

Non-IT systems (voice mail, security system, and Personal software, etc.) and non-key IT systems have been evaluated. For each location, a list of top suppliers has been evaluated. A material effect on the company's performance is not expected.*

YEAR 2000-COSTS TO ADDRESS ISSUES

Incremental costs associated with Year 2000 compliance are expected to approximate $3.0 million through December 31, 1999, of which the Oracle conversion is expected to be the largest portion totaling $2.0 million.* Through October 2, 1999, the company has spent approximately $1.6 million associated with the Oracle conversion or 80% of the total.* This estimate assumes that the Company will not incur significant costs associated with Year 2000 compliance on behalf of vendors, customers, or other third parties.

YEAR 2000-CONTINGENCY PLAN

As mentioned previously the Company has identified as a significant issue regarding Y2K to be the Company's conversion to Oracle, or some other form of ERP system. All significant divisions, which may have a material effect on earnings, have converted to a Y2K certified version of Oracle.* The Company has determined a contingency plan for all significant divisions and continues to evaluate these plans continuously. The Company believes that in-house problems can be addressed through the use of alternative resources and manual processes.*

The costs and timetables in which the Company plans to complete the Year 2000 readiness activities, as well as potential outcomes of non-compliance are based on management's best estimates. These estimates were derived using numerous assumptions of future events including continuing factors. Evaluation of Year 2000 issues is a continuous process. There can be no assurance that these estimates will be achieved. Failure to achieve these estimates, or complete the Company's Year 2000 readiness plan and activities, could have a material effect on the company's financial condition and operating results.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

The market risk exposure inherent in the Company's international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. The Company is exposed to such foreign exchange rate risks in two main areas: (1) The company has operating facilities and corresponding expense generation from multiple non-US locations such as: France, the United Kingdom, and Australia. (2) Most of the Company's capital lease obligation is expressed in the French franc. Conversions from foreign currencies to US dollars can cause significant exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in foreign currencies may contribute to fluctuations in the Company's operating results.

The Company manufactures and sells its products in a number of locations around the world, resulting in a diversified revenue and cost base that is exposed to fluctuations in European and Asian currencies. The diverse base of foreign currency revenues and costs serves to create a hedge that limits the Company's net exposure to fluctuations in these foreign currencies.

The Company uses financial instruments, primarily forward exchange contracts, to hedge its exposure to foreign currency exchange rate fluctuations. In order to mitigate the associated risk resulting from increases in the French franc compared to the U.S. dollar, the Company identifies on a monthly basis its cash requirements denominated in each currency for the next quarterly period. Based on these requirements, currency forwards are entered into and designated as hedges of specific cash commitments. These contracts must be designated at inception as a hedge and measured for effectiveness at both inception and on an ongoing basis. Realized and unrealized gains and losses arising from currency forwards are recognized in income in the same period as gains and losses resulting from the underlying hedged transactions. At November 8, 1999 the Company's portfolio consisted of four foreign exchange contracts to sell $5 million at an average rate of $1 = FF 5.82.

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

ITEM 1. LEGAL PROCEEDINGS

On November 8, 1999 the Company and its U.s. Subsidiaries filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code along with a plan of reorganization. See Note 2 - "Restructuring and Chapter 11 Proceedings," to the Notes to Condensed Consolidated Financial Statements, herein.

In September 1998, Andrew Newmark filed a complaint against the Company in the United States District Court, Southern District of California, claiming rights to a finders fee of up to $2,187,500 in connection with the 1997 acquisition of the Company by Axiohm S.A. Also in September, the Company filed an action in the United States District Court for the Southern District of New York against Mr. Newmark, seeking a judgement that Mr. Newmark is not entitled to any fee. The New York action has been stayed pending resolution of the California action, in which discovery is presently being conducted. The Company strongly believes that its position is meritorious, and that Mr. Newmark's claims are without merit. However, there can be no assurance that the Company will ultimately prevail in the suits with Mr. Newmark. This action is stayed by virtue of the bankruptcy filings referred to in the preceding paragraph.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Reference is made to the third paragraph of Note 1 of Notes to Condensed Consolidated Financial Statements herein. As noted therein (i) the Company did not make the scheduled September 30, 1999 principal payment of $2.0 million on its Credit Facility, and (ii) the Company did not make an interest payment in the amount of $5.9 million due on October 1, 1999 on its Subordinated Notes.

ITEM 5.  OTHER INFORMATION

AP PRINT BANKRUPTCY FILING

During the 2nd quarter of 1998, the Company acquired AP Print; S.A. based in Angers, France for approximately $1.5 million. The transaction resulted in the recording of approximately $550 thousand in goodwill. AP Print is a developer and manufacturer of plastic card printers used in applications such as drivers' licenses, membership cards, access control badges and smart cards. On September 1, 1999 the Company filed for Bankruptcy in a French court of law pertaining to the AP Print division. The status of the case is currently pending court approval of a viable continuation plan. In the event a viable plan is not approved, the court will then recommend liquidation of the division and its assets.

On October 22, 1999, the Nasdaq Stock Market notified the Company that the Company would be de-listed effective October 22, 1999 due to a failure to satisfy listing requirements. The Company was required to evidence a closing bid price for its common stock of at least $5.00 per share and a market value of public float of $15.0 million for a period of no less than ten consecutive trading days. The Company failed to meet both requirements and the Company's common stock was de-listed at the close of business on that date. In addition, as a consequence of the bankruptcy filings described in this report, the Company's common stock is not eligible for trading on the OTC Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibit is filed as part of this Form 10-Q Quarterly Report pursuant to Item 601 of Regulation S-K:

         EXHIBIT NUMBER                              DESCRIPTION
           27                                        Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during its fiscal third quarter for which this Quarterly Report on Form 10-Q is filed.

                         AXIOHM TRANSACTION SOLUTIONS, INC.
                     EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED OCTOBER 2, 1999


   EXHIBIT                  DESCRIPTION
-------------------------------------------------------------------------------
     27                     Financial Data Schedule


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AXIOHM TRANSACTION SOLUTIONS, INC.



    NOVEMBER 22, 1999             BY:        /s/Carmen J. Conicelli Jr.
    -----------------                -------------------------------------------

         DATE                         CARMEN J. CONICELLI JR., CORPORATE OFFICER
                                               (CHIEF ACCOUNTING OFFICER)
                                                  (CORPORATE CONTROLLER)